Form 10-Q
period 2007-09-30
Power Medical Interventions, Inc.
filed 2007-12-05
CIK 1398090

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33770

Power Medical Interventions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3011410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2021 Cabot Boulevard, Langhorne, Pennsylvania 19047

(Address of principal executive offices)

(267) 775-8100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock.

As of November 30, 2007, 17,106,895 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

POWER MEDICAL INTERVENTIONS, INC.

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Power Medical Interventions, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,711,243	$8,684,341
Restricted cash	1,750,000	—
Accounts receivable less allowance of $200,686 and $173,000 in 2007 and 2006, respectively	1,508,467	1,654,815
Inventory	6,158,351	4,475,693
Prepaid expenses and other current assets	1,309,465	497,959
Deferred equity offering costs	2,641,537	51,807
Total current assets	19,079,063	15,364,615
Property and equipment, net	4,680,584	4,871,450
Intangible assets, net	929,735	757,894
Deferred financing fees	1,422,946	—
Other assets	271,618	268,569
Restricted cash	1,613,621	879,310
Total assets	$27,997,567	$22,141,838
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$3,688,183	$2,582,196
Accrued expenses	2,892,381	2,172,459
Current portion of long-term debt	68,756	75,610
Total current liabilities	6,649,320	4,830,265

Long-term debt, net of current portion	24,698,110	376,826
Deferred rent, net of current portion	747,372	765,918
Total liabilities	32,094,802	5,973,009

Redeemable convertible preferred stock, $.001 par value:
Series A—authorized, issued and outstanding shares—22,668,764	19,030,489	18,244,492
Series B—authorized, issued and outstanding shares—47,489,822	45,538,937	42,893,061
Series C—authorized shares—22,935,780; issued and outstanding shares—21,223,750	18,554,691	17,789,085
Series D—authorized shares—50,954,779; issued and outstanding shares—50,596,158	39,867,995	37,271,570
Total redeemable convertible preferred stock	122,992,112	116,198,208

Shareholders’ deficit:
Common stock, $.001 par value:
Authorized shares—316,000,000 and 260,000,000 at September 30, 2007 and December 31, 2006, respectively; issued and outstanding shares 3,805,983 and 3,757,775 at September 30, 2007 and December 31, 2006, respectively	3,806	3,758
Additional paid-in capital	32,175,413	37,188,432
Accumulated other comprehensive loss	(109,703)	(155,533)
Accumulated deficit	(159,158,863)	(137,066,036)
Total shareholders’ deficit	(127,089,347)	(100,029,379)
Total liabilities, redeemable convertible preferred stock, and shareholders’ deficit	$27,997,567	$22,141,838

See accompanying notes.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$1,701,127	$1,521,640	$5,893,744	$6,043,304
Cost of sales	1,281,410	2,195,200	4,581,337	6,934,793
	419,717	(673,560)	1,312,407	(891,489)
Costs and expenses:
Research and development	1,820,676	978,183	4,373,862	3,378,454
Sales and marketing	3,977,684	3,049,882	11,087,967	9,309,601
General and administrative	2,005,227	1,994,818	6,331,109	5,238,240
	7,803,587	6,022,883	21,792,938	17,926,295

Operating loss	(7,383,870)	(6,696,443)	(20,480,531)	(18,817,784)
Other income (expense):
Interest income	198,553	261,928	564,051	320,324
Interest expense	(1,084,034)	(242,566)	(2,176,348)	(980,668)
Total other income (expense)	(885,481)	19,362	(1,612,297)	(660,344)
Net loss	$(8,269,351)	$(6,677,081)	$(22,092,828)	$(19,478,128)

Accretion of preferred stock	(2,259,411)	(2,029,854)	(6,786,913)	(4,847,133)
Net loss applicable to common shares	$(10,528,762	$(8,706,935)	$(28,879,741)	$(24,325,261)
Net loss per common share:
Basic and diluted	$(2.78)	$(2.32)	$(7.59)	$(6.48)
Weighted average number of common shares outstanding:
Basic and diluted	3,782,405	3,757,543	3,805,800	3,755,023

See accompanying notes.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(22,092,828)	$(19,478,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,649,268	1,346,984
Amortization of debt discount	124,536	170,377
Loss on the disposal of property and equipment	3,492	55,596
Stock-based compensation	395,978	109,219
Changes in operating assets and liabilities:
Accounts receivable	159,499	(46,053)
Inventory	(1,320,629)	1,137,039
Prepaid expenses and other assets	(1,092,011)	(14,163)
Accounts payable	1,039,006	(1,912,580)
Accrued expenses	327,728	274,331
Deferred rent	(18,545)	(103,487)
Net cash used in operating activities	(20,824,506)	(18,460,865)

Investing activities
Proceeds from disposal of assets	—	6,000
Purchase of property and equipment	(1,301,340)	(706,714)
Patent application costs	(309,185)	(95,699)
Change in restricted cash	(2,484,311)	140,690
Net cash used in investing activities	(4,094,836)	(655,723)

Financing activities
Repayments on long-term debt	(62,914)	(2,780,300)
Proceeds of long-term debt	23,577,054	—
Principal payments on capital lease obligations	—	(12,353)
Net proceeds from the issuance of preferred stock, warrants, and bridge loans	—	37,274,498
Net proceeds from the issuance of common stock and exercise of common stock warrants	637,764	14,184
Payment of deferred equity financing costs	(1,897,019)	—
Net cash provided by financing activities	22,254,885	34,496,029

Effect of exchange rate changes on cash and cash equivalents	(308,641)	(362,825)
Net (decrease) increase in cash and equivalents	(2,973,098)	15,016,616
Cash and cash equivalents, beginning of period	8,684,341	7,932,601
Cash and equivalents, end of period	$5,711,243	$22,949,217

Supplemental disclosure of cash flow information
Cash paid for interest	$898,759	$22,980

See accompanying notes.

Power Medical Interventions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007

1.    Business

Power Medical Interventions, Inc. (the Company), a Delaware corporation, is a medical device company that designs, manufactures and markets the SurgASSIST® system of computer-assisted, power-actuated endomechanical surgical instruments, referred to as Intelligent Surgical Instruments™. Surgeons use Intelligent Surgical Instruments for cutting, stapling and tissue manipulation in a variety of procedures in open surgery, minimally invasive surgery MIS, and in the emerging field of natural orifice translumenal endoscopic surgery, or NOTES. To date, the majority of the Company’s efforts have been devoted to research and development, raising capital, recruiting personnel, and the commercialization of products and the commencement of manufacturing activities.

The Company has wholly owned subsidiaries in Germany, Power Medical Interventions Deutschland GmbH; in France, Power Medical Interventions France; and in Japan, Power Medical Interventions Japan, which conduct sales and marketing operations. The Company also has a dormant U.S. subsidiary, Power Medical Vascular, Inc.

On October 31, 2007, the Company completed its initial public offering generating net proceeds of approximately $41.9 million, after deducting underwriting commissions and estimated offering expenses.

2.    Summary of Significant Accounting Policies

Unaudited interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the requirements of Form 10-Q and Regulation S-X.

The accompanying consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007 and 2006, and the consolidated statement of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of September 30, 2007 and the results of its operations and cash flows for the three and  nine months ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the financial statements related to the three and nine month periods are unaudited. The results for the three and the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period.

Deferred equity offering costs

Costs were incurred in connection with the initial public offering of the Company’s common stock.  As of  September 30, 2007 legal and accounting costs aggregating approximately $2,642,000 have been deferred and are reflected as a current asset in the accompanying consolidated balance sheet. Upon the completion of the offering in October 2007, these costs were treated as a reduction of the proceeds from the offering and were included as a component of additional paid-in capital.

Revenue recognition

The Company’s SurgASSIST surgical platform includes cutting and stapling devices in a variety of sizes and linear, right angle and circular configurations designed for differing surgical needs. The Company’s Intelligent Surgical Instruments are available as disposable, single-patient devices as well as in a reusable multiple-patient format which can be autoclaved and used in multiple cases. The Company’s reusable Intelligent Surgical Instruments use disposable cutting and stapling cartridges in various sizes, which the Company refers to as reload cartridges.

In the original configuration of the SurgASSIST system, Intelligent Surgical Instruments are connected through a flexible shaft, or FlexShaft, to a power console and, in some cases, a separate remote control unit. The Company’s next generation products, beginning with the i60 linear stapler that the Company introduced in the fourth quarter of 2007, will be self-contained hand held instruments that do not require a FlexShaft or separate power console.

Most of the Company’s revenue is derived from the sale of single-patient, disposable Intelligent Surgical Instruments and from the sale of reload cartridges for reusable Intelligent Surgical Instruments. Revenue related to the sale of such individual products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable, and collectibility is reasonably assured, which is generally at the time of shipment upon delivery to a common carrier.

Historically, the Company also has derived a limited amount of revenue from the sale of complete SurgASSIST systems, consisting of one or more Intelligent Surgical Instruments, together with the related power console, FlexShaft and remote control unit. Revenue related to the complete sale of a SurgASSIST system is recognized at the time of shipment upon delivery to a common carrier. Sales of these complete systems have not been significant during any period presented.

The Company has historically provided power consoles, FlexShafts, remote control units and mobile carts to customers at no cost as loaner equipment. In addition, the Company has in certain cases agreed to transfer title to such systems to the customer upon the customer’s purchase of a specified number of disposable Intelligent Surgical Instruments although the customer is under no obligation to purchase the Intelligent Surgical Instruments. In these instances, the Company recognizes revenue attributable to the complete system as the Intelligent Surgical Instruments are delivered, in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables.

In 2007, the Company instituted a program whereby it may provide reusable Intelligent Surgical Instruments and FlexShafts to customers at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, the Company recognizes the revenue on a units of delivery basis over the period of delivery of the reload cartridges in accordance with the guidance of EITF 00-21, as long as such revenue is not contingent on the delivery of the undelivered products.

The Company’s customers generally order product using standard purchase orders and payment terms are 30 days. The Company provides discounted pricing to its customers based on volume and commitment levels. Allowance for product returns are estimated based on historical experience and provisions are recorded at the time of shipment. The Company also provides limited warranties to its customers against material defects in materials and workmanship. Such warranties are generally for a one year period from the date of shipment. Historically, warranty costs have not been material.

Amounts billed to customers for shipping and handling of products are included in sales. Costs incurred related to shipping and handling are included in cost of sales.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005. SFAS No. 123(R) requires that an entity measure the cost of equity-based service awards based on the grant-date fair value of the award and recognize the cost of such award over the period during which the employee is required to provide service in exchange for the award (vesting period). The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS No. 123(R) on January 1, 2006 using the prospective transition method, which required that all new stock-based awards granted subsequent to adoption be recognized in the financial statements at fair value. The Company accounts for equity issued to nonemployees in accordance with EITF 96-18, Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

The following table summarizes the grants made by the Company since January 1, 2006:

Date of Grant	Number of Options Granted	Exercise Price of Options Granted	Weighted Average Fair Value of Common Stock	Intrinsic Value (if any)
First Quarter 2006	77,437	$6.40	$4.64	—
Second Quarter 2006	168,687	$10.24	$7.20	—
Third Quarter 2006	1,063	$10.24	$7.68	—
Fourth Quarter 2006	192,907	$10.24	$7.36	—
First Quarter 2007	—	—	—	—
Second Quarter 2007	533,237	$10.24	$7.68	—
Third Quarter 2007	111,094	$10.24	$7.68	—

The Company estimated the fair value of its common stock during 2006 by utilizing a retrospective third party valuation.  The Company estimated the fair value of its common stock during 2007 by utilizing a contemporaneous third party valuation. The valuation methodology utilized relied primarily on the “income approach” to estimate enterprise value. The income approach involves projecting future cash flows and discounting them to present value using a discount rate based on a risk adjusted weighted average cost of capital of comparable companies. The projection of future cash flows and the determination of an appropriate discount rate involve a significant level of judgment. In order to allocate the enterprise value to the various securities that comprise the Company’s capital structure, the option-pricing method was used. The retrospective valuation of the Company’s common stock yielded a range of fair values of $4.48 to $7.68 during 2006, and the contemporaneous valuation yielded a fair value of $7.68 during the second and third quarter of 2007. The options granted during the second quarter of 2007 include 380,068 options granted to an executive officer which are performance based and will vest only upon the achievement of certain corporate performance targets in 2007.

The per-share weighted average fair value on the date of grant of the options granted was estimated at $4.48 during the second and third quarter of 2007 and $4.16 during 2006 and using the Black-Scholes option-pricing model with the following weighted average assumptions, which are based upon Company history or industry comparative information:

	Three months Ended September 30, 2007	Three months Ended September 30, 2006	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006

Expected dividend yield	0%	0%	0%	0%
Expected volatility	60%	65%	60%	65%
Risk-free interest rates	4.58%	4.75%	4.58%	4.6%
Expected life	7 years	7 years	7 years	7 years

Since the Company’s stock was not publicly traded during the period presented, the expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). The Company identified similar public entities for which share price information is available and considered the historical volatility of these entities’ share prices in estimating expected volatility. The Company used the average volatility of these guideline companies over a seven year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107.  Compensation expense under SFAS No. 123(R) and EITF 96-18 for the nine months ended September 30, 2007 related to share-based service awards granted in 2006 and 2007 was $395,978, of which $2,316 is included in cost of sales, $9,211 is included in research and development, $59,531 is included in sales and marketing and $324,920 is included in general and administrative expense in the accompanying consolidated statements of operations.  Compensation expense under SFAS No. 123(R) and EITF 96-18 for the nine months ended September 30, 2006 related to share-based service awards granted in 2006 was $109,219, of which $597 is included in cost of sales, $28,162 is included in sales and marketing, and $80,460 is included in general and administrative expense in the accompanying consolidated statements of operations.  The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested, exclusive of the performance grant to an executive during the second quarter as of September 30, 2007, was $1,953,757, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 2.8 years. The Company utilized an estimated forfeiture rate of 15% for the 2006 and 2007 grants, based on the Company’s historical forfeiture rate as well as an analysis of current market conditions.  The Company does not expect certain of the 380,068 performance-based options granted to an executive officer to vest, as the performance targets are not expected to be achieved.

Net loss attributable to common shares

The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The following summarizes the potential outstanding common stock of the Company as of the end of each period as adjusted for a one-for-sixteen reverse stock split effected by Company on October 5, 2007 (Note 7):

	September 30, 2007	September 30, 2006

Redeemable convertible preferred stock	8,873,412	8,873,412

Common stock warrants	1,105,290	1,167,011

Common stock options outstanding	1,797,043	1,148,967

Common stock options available for grant	575,489	174,402

Total	12,351,234	11,363,792

If the outstanding options, warrants, and preferred stock were exercised or converted into common stock, the result would be anti-dilutive. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations. The potential outstanding common stock as of September 30, 2007 reflected above does not include any shares related to the conversion of the Company’s convertible senior secured promissory notes issued in March 2007, as such notes are only convertible upon a qualified initial public offering or qualified sale, as defined. The Company completed a qualified initial public offering in October 2007 and therefore the senior secured promissory notes are now convertible. (Note 3)

In addition, the potential outstanding common stock as of September 30, 2007, reflected above, does not reflect 4,427,500 shares of common stock issued in connection with the Company’s initial public offering in October 2007.

3.              Long-Term Debt

During March 2007, the Company sold $25.0 million of convertible senior secured promissory notes due March 2010 (the “Convertible Notes”) which generated net proceeds to the Company of $23,309,361 ($25,000,000 less financing fees of $1,690,639). Of this amount, $3,500,000 was placed in escrow to fund the first four interest payments on the Convertible Notes. These convertible notes are secured by substantially all of the Company’s assets and accrue interest at the rate of 7% per annum, payable semiannually in arrears, and subject to an increase to 8.5% per annum in the event that a qualified initial public offering, as defined in the Convertible Notes (a “Convertible Note Qualified IPO”), did not occur by December 31, 2007.  The Company’s initial public offering in October 2007 qualified as a Convertible Note Qualified IPO, and therefore, the interest rate is no longer adjustable.   Interest accruing on or before March 31, 2009 is payable in cash, while interest accruing after March 31, 2009 is payable, at the Company’s option, in cash or paid-in-kind in the form of additional notes (“PIK Notes”). The principal amounts of such PIK Notes will have the same maturity as the Convertible Notes. Should the Company elect to pay interest on the Convertible Notes in PIK Notes, the interest rate on such PIK Notes shall be equal to the then applicable interest rate plus 1.5%.

The Convertible Notes also require the payment of a terminal value that (i) will be due upon redemption or conversion of the Convertible Notes, (ii) will be considered part of the conversion amount for purposes of determining the conversion rate (see below) or (iii) will be due upon maturity as part of the principal amount. In each case, the terminal value payment will be equal to 7% per annum of the applicable principal from the closing date of the Convertible Notes in March 2007 to the earlier of the declaration of the effectiveness of a registration statement covering the resale of the underlying shares, or maturity of the Convertible Notes, provided that if a registration statement is declared effective, the accretion of the terminal value payment will only accrue to the first conversion event. There is no possible future scenario in which the accrued terminal value would not be required to be paid to the holders of the Convertible Notes or realized by such holders upon conversion of the Convertible Notes.

The Convertible Notes were not convertible until the occurrence of a conversion event, which is defined as a Convertible Note Qualified IPO described above or a qualified sale of the Company.

Upon the occurrence of the Convertible Note Qualified IPO in October 2007,  the notes plus accrued interest thereon as well as the accreted terminal value became convertible into the Company’s Common Stock at the option of the holder at any time from the date of the conversion event through the maturity date of the notes. The conversion price of the notes was set at the time the conversion event occurred. The conversion price was set based on a 9% discount from the Company’s initial public offering price of $11.00 per share or a conversion price of $10.01 per share, subject to certain anti-dilution adjustments. The conversion price of $10.01 does not result in a beneficial conversion feature on the convertible notes.  As of the date of the closing of the Company’s initial public offering on October 31, 2007, the Convertible Notes, including accrued interest and accreted terminal value, were convertible into approximately 2,614,000 shares of common stock.

Beginning on April 28, 2008, the Company may, at its option, redeem the Convertible Notes in whole at any time or in part from time to time, upon 15 days prior written notice to the holder, at a redemption price payable in cash, equal to the principal amount plus any interest (including the terminal value) accrued and unpaid, subject to the satisfaction of the following conditions precedent:

(a)   the declaration of effectiveness of a registration statement filed with the SEC for the resale of the underlying shares;

(b)   the average of the high and low sale price of the Common Stock, as reported on the principal securities exchange on which the Common Stock is listed, on each of any 20 trading days during any period of 30 consecutive trading days ending within 45 days prior to the Redemption Date (so long as, during the entire 30 trading day period, the aforementioned registration statement has been effective and there has been no suspension of trading of the Common Stock), having been equal to or greater than 140% of the initial public offering price in the Convertible Notes Qualified IPO (in each case, with prices adjusted for stock splits, reverse splits, stock dividends, share combination and other antidilution events); and

(c)   no more than $12,500,000 of outstanding Convertible Notes may be redeemed pursuant to this provision in any period of 30 consecutive trading days; and

(d)   any such redemption shall be effected on a pro rata basis with respect to all then outstanding Convertible Notes (including PIK Notes).

Concurrent with the issuance of the Convertible Notes, the Company entered into a Registration Rights Agreement with the note holders pursuant to which the Company agreed to file a registration statement covering the resale of the underlying shares issuable upon conversion of the notes by January 29, 2008.  In accordance with the terms of the Registration Rights Agreement, from and after, and during the continuation of, a Registration Default (as defined in the Registration Rights Agreement), the interest rate borne by the notes shall be increased by (i) 0.5% per annum or (ii) if any Registration Default shall continue for more than 180 consecutive days, 1.0% per annum after such 180th day. With respect to notes which have been converted to Common Stock prior to a Registration Default, the Company will pay an amount equal to 4% per annum multiplied by the portion of the principal amount of each such note as was converted into Common Stock.

4.              Inventory

Inventory is stated at the lower of cost or market value, with cost being determined on a first-in, first-out (FIFO) basis and market value based on the lower of replacement cost, or the estimated net realizable value, reduced by an allowance for normal profit margin.  Inventory consists of the following:

	September 30, 2007	December 31, 2006
Raw Materials	$3,161,815	$2,575,848
Work in process	499,305	589,630
Finished goods	2,497,231	1,310,215
	$6,158,351	$4,475,693

During the nine months ended September 30, 2007 and 2006, and for the year ended December 31, 2006, the Company recorded inventory obsolescence charges in the amount of approximately

$430,000, $115,000 and $585,000 respectively.  Such charges are reflected in cost of sales in the accompanying condensed consolidated statements of operations.

5.              Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Net loss as reported	$(8,269,351)	$(6,677,081)	$(22,092,828)	$(19,478,128)
Other comprehensive loss Foreign currency translation adjustment	46,707	(110,759)	45,830	(3,159)
Comprehensive loss	$(8,222,644)	$(6,787,840)	$(22,046,998)	$(19,481,287)

6.              Contingencies

The Company has, on occasion, been named as a defendant in lawsuits alleging product failure, patent infringement, and breach of contract.  These cases are routinely handled by external counsel.  Management has provided reserves for the estimated potential losses, when such losses are deemed probable and estimable.  The Company currently has a patent infringement case outstanding.  The Company received a favorable ruling from the German courts on two of the patent infringement claims and an unfavorable ruling on one of the claims.  However, the Company is in the process of appealing the ruling.  The Company intends to defend this claim vigorously and has concluded it is too early to determine whether or not the Company will incur any loss under this claim.  As such, no amounts are accrued in the accompanying consolidated balance sheets related to this claim.

The Company also has a product liability case outstanding which is currently suspended and the company has continued to contest the claim.  The Company has accrued $100,000 related to this matter which represents its best estimate of the potential liability related to this claim.

7.              Subsequent Events

In October 2007, the Company completed its initial public offering, selling 4,427,500 shares of common stock for net proceeds, after underwriting discounts and estimated offering expenses, of approximately $41.9 million.

In connection with the initial public offering, the Company on October 5, 2007 effected a one-for-sixteen reverse stock split with respect to its outstanding common stock.  In addition, at the closing of the offering on October 31, 2007, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into an aggregate of 8,873,412 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design, manufacture and market the SurgASSIST® system of computer-assisted, power-actuated endomechanical surgical instruments, which we refer to as Intelligent Surgical Instruments™. Surgeons use our Intelligent Surgical Instruments for cutting, stapling and tissue manipulation in a variety of procedures in open surgery, minimally invasive surgery, or MIS, and in the emerging field of natural orifice translumenal endoscopic surgery, or NOTES. Our SurgASSIST system has been used in an estimated 30,000 surgical procedures in more than 350 hospitals and medical institutions worldwide.

Since our inception, we have devoted substantially all our resources to the development and commercialization of our SurgASSIST system and, more recently, to the expansion of our manufacturing and direct sales and marketing operations. We currently outsource the manufacture of components such as machined and molded parts, mechanical sub-assemblies and circuit boards and perform the final assembly and testing of our products in our Langhorne, Pennsylvania facility. We sell our Intelligent Surgical Instruments through our direct sales force in the United States, parts of Europe and Japan and through distributors in other parts of Europe.

We have incurred net losses in each year since our inception and have an accumulated deficit at September 30, 2007 of $159.2 million. We expect our losses to continue through at least 2008 as we develop and introduce our next generation of Intelligent Surgical Instruments and build the infrastructure necessary to support our anticipated sales growth. To date, we have financed our operations primarily through the initial public offering of our common stock, private placements of our preferred stock and the issuance of debt.

Financial Operations Overview

The following is a description of the principal components of our sales and expenses and of significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Sales.    Our SurgASSIST surgical platform includes cutting and stapling devices in a variety of sizes and linear, right angle and circular configurations designed for differing surgical needs.  Our Intelligent Surgical Instruments are available as disposable, single-patient devices as well as in a reusable multiple-patient format which can be autoclaved and used in multiple cases. Our reusable Intelligent Surgical Instruments use disposable cutting and stapling cartridges in various sizes, which we refer to as reload cartridges.

In the original configuration of our system, our Intelligent Surgical Instruments must be connected through a flexible shaft, or FlexShaft, to a power console and, in some cases, a separate remote control unit. Our next generation products, beginning with the i60 linear stapler that we introduced in September 2007, will be self-contained hand held instruments that do not require a FlexShaft or separate power console.

Most of our revenue has been derived from the sale of our single-patient, disposable Intelligent Surgical Instruments and, to a lesser extent, from the sale of reload cartridges for our reusable Intelligent Surgical Instruments. We expect that, as our installed base of reusable, multiple-patient Intelligent Surgical Instruments grows, sales of reload cartridges will become the largest component of our total sales. We have not historically derived, and do not expect to derive, substantial sales from the sale of power consoles. Currently, we make power consoles and related accessories such as remote control units available to institutions at no charge. We also instituted a program in 2007 related to our reusable PLC 60 instrument or our FlexShafts, whereby we make the instrument or FlexShaft available to the customer at no cost, in exchange for a commitment by the customer to purchase a minimum number of reload cartridges at a higher unit price.

Cost of sales.    Cost of sales includes the cost of supplies, components and sub-assemblies that we purchase from third parties and use in the assembly of our products. Cost of sales also includes personnel costs and overhead related to our assembly and test operations, related occupancy, equipment depreciation, shipping costs and charges for inventory obsolescence.

Since the introduction of our SurgASSIST system in 2001, our gross margins have ranged from a negative gross margin of 56.9% in 2002 to a positive gross margin of 24.7% in the three months ended September 30, 2007. Our high cost of sales has been attributable to a number of factors, including product defects that have required rework by us and by our suppliers, a labor-intensive manual assembly process that has resulted in high labor costs, and excess manufacturing capacity in relation to our sales, which has resulted in inefficient absorption of manufacturing overhead.

In order to achieve and sustain profitability, we will need to devote substantial resources to improving our procurement and manufacturing processes, upgrading our management information systems, and implementing new quality assurance, inventory and cost controls in order to reduce the cost of the components we purchase from third party vendors and improve the efficiency of our manufacturing operations. We have recently acquired the capital equipment necessary to enable us to assemble the reload cartridges that are used in our reusable multiple-patient linear staplers, which we currently purchase from a contract manufacturer.  Installation of the equipment is anticipated in December 2007.  We believe this will enable us to significantly reduce the cost of these components, while also enabling us to better control their supply and quality. However, we cannot assure you that manufacturing yields or costs will not be adversely affected, at least initially, by the transition to in-house production or to new production processes. Because we have limited experience in manufacturing our products in commercial quantities, increasing our manufacturing capacity to support our planned sales growth while significantly improving our gross margins and maintaining product quality will involve significant challenges.

Research and development expenses.    Research and development expenses consist primarily of salaries and related expenses and overhead for our research, development and engineering personnel, prototype materials and research studies. We expense our research and development costs as incurred.

Our research and development expenses have fluctuated significantly in dollar amount and as a percentage of sales in the last five years, due primarily to the timing of research and development efforts associated with significant new product introductions. We anticipate that our research and development expenses will increase as we continue to invest in the development of new products and technologies.

Sales and marketing expenses.    Sales and marketing expenses consist primarily of salaries and related expenses, sales commissions and overhead for personnel performing sales and marketing functions. Other significant sales and marketing expenses include travel and entertainment expense, costs of attending medical conferences and trade shows, clinician training and other promotional costs and costs of demonstration systems and samples.

Our sales and marketing expenses have substantially exceeded our sales in each year since 2004, and we expect that they will continue to increase significantly as we invest in building the sales and marketing organization and administrative infrastructure necessary to support our planned sales growth.

General and administrative expenses.    General and administrative expenses consist primarily of salaries and related expenses and overhead for personnel performing executive, finance, information technology and human resource functions. Other significant general and administrative expenses include consulting fees and professional fees for legal services (including services related to obtaining and maintaining protection of our intellectual property) and accounting services.

Interest income.    Interest income consists of interest earned on our cash and cash equivalents.

Interest expense.    Interest expense consists of interest expense on our convertible promissory notes and equipment loans.

Internal Control over Financial Reporting

Our management determined that as of September 30, 2007 and December 31, 2006, we had a material weakness in our internal control over financial reporting related to our financial statement close process that, until remediated, results in more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. We concluded that there is a material weakness in our internal control over financial reporting because we do not have a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. In order to remediate this material weakness, we are taking the following actions:

•                  we are actively seeking additional accounting and finance staff members, including a senior accounting officer, to augment our current staff and to improve the effectiveness of our financial statement close process; and

•                  we will also expand the training and education of our accounting and finance staff members in an effort to improve their effectiveness.

Notwithstanding the material weakness that existed as of September 30, 2007 and December 31, 2006, our management has concluded that the consolidated financial statements included elsewhere in this prospectus present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with U.S. generally accepted accounting principles.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and judgments are inherently subject to uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates, including those related to uncollectible accounts receivable, inventories, recoverability of long-lived assets, stock-based compensation, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position could result.

For a description of those of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Registration Statement on Form S-1, Commission No. 333-142926.

Results of Operations

Three and nine month periods ended September 30, 2007 and September 30, 2006

Sales.  Our sales in the three months ended September 30, 2007 increased by 11.8%, to $1.7 million compared with $1.5 million during the corresponding period in 2006, due to increased sales of our PLC 75 and RALC products. Our sales in the nine months ended September 30, 2007 decreased by 2.5%, to $5.9 million compared with $6.0 million during the corresponding period in 2006. The decrease in 2007 sales was the result of the limited availability of our reload cartridges for the PLC 60 product during 2007 and the decision by management to stop selling PLC 60 product in the third quarter of 2007 in anticipation of the launch of the i60 which occurred in September 2007.

Cost of sales and gross profit.  Our cost of sales in the three months ended September 30, 2007 decreased by 41.6%, to $1.3 million compared with $2.2 million during the corresponding period in 2006. Our cost of sales in the nine months ended September 30, 2007 decreased by 33.9%, to $4.6 million compared with $6.9 million during the corresponding period in 2006. Our gross profit increased to $0.40 million, or 24.7% of sales, in the three months ended September 30, 2007 from $(0.7) million, or (44.3%) of sales, during the corresponding period in 2006.   The increase in our gross profit and our gross margin percentage was attributable to increased efficiency of our manufacturing operations in Langhorne, Pennsylvania and, to a lesser extent, to lower charges for inventory obsolescence in 2007.  The increase in gross margin in 2007 is also in part attributable to higher sales of lower cost circular and right angle linear products versus higher cost straight linear cutter products in 2006. We expect our gross margins to continue to improve over the balance of 2007 and 2008.  Initiatives to improve the efficiency of our manufacturing operations through increased automation and enhanced systems and controls and increased sales should allow us to more effectively utilize our manufacturing capacity.

Research and development expenses.  Our research and development expenses in the three months ended September 30, 2007 increased by 86.1%, to $1.8 million compared with $ 1.0 million during the corresponding period in 2006.  Research and development costs increased as a percentage of sales to 107.0% in the three months ended September 30, 2007, compared with 64.3% of sales during the corresponding period in 2006. Our research and development expenses in the nine months ended September 30, 2007 increased by 29.5%, to $4.4 million compared with $3.4 million during the corresponding period in 2006 and increased as a percentage of sales to 74.2% of sales in the nine months ended September 30, 2007 compared with 55.9% of sales during the corresponding period in 2006.  The expense increases in both dollars and percentage of sales was due to increases in prototype and component costs, and compensation expenses associated with incremental headcount.  We expect our research and development expenses to continue to increase as we invest in new products.

Sales and marketing expenses.  Our sales and marketing expenses in the three months ended September 30, 2007 increased by 30.4%, to $4.0 million, compared with $3.0 million during the corresponding period in 2006, and increased as a percentage of sales to 233.8%  of sales in the three months ended September 30, 2007.  This compares to 200.4% of sales during the corresponding period in 2006. Our sales and marketing expenses in the nine months ended September 30, 2007 increased by 19.1%, to $11.1 million, compared with $9.3 million during the corresponding period in 2006 and increased as a percentage of sales to 188.1 %  of sales in the nine months ended September 30, 2007.  This compares to 154.0% of sales during the corresponding period in 2006. The increase in both dollar amount and percentage of sales was due to sales force expansion, training costs and planned increases in marketing expense associated with trade shows and conventions.

General and administrative expenses.  Our general and administrative expenses in the three months ended September 30, 2007 were $2.0 million, consistent with the corresponding period in 2006, and decreased as a percentage of sales to 117.9% of sales in the three months ended September 30, 2007.  This compares to 131.1% of sales during the corresponding period in 2006. Our general and administrative expenses in the nine months ended September 30, 2007 increased by 20.9%, to $6.3 million compared with $5.2 million during the corresponding period in 2006 and increased as a percentage of sales to 107.4% of sales in the nine months ended September 30, 2007.  This compares to 86.7% of sales during the corresponding period in 2006. The increase in dollar amount and percentage of sales was due to higher salaries, stock-based compensation expense and recruitment costs associated with the hiring of additional executive personnel.

Interest income.  Our interest income in the three months ended September 30, 2007 decreased by 24.2%, to $0.2 million  compared with $0.3 million during the corresponding period in 2006, due to lower average cash balances during the three months ended September 30, 2007. Our interest income in the nine months ended September 30, 2007 increased by 76.1%, to $0.6 million compared with $0.3 million during the corresponding period in 2006. The increase was the result of the investment of higher average cash balances resulting from our issuance of $25.0 million convertible debt in March 2007.

Interest expense.  Our interest expense in the three months ended September 30, 2007 increased by 346.9%, to $1.1 million compared with $0.2 million during the corresponding period in 2006. Our interest expense in the nine months ended September 30, 2007 increased by 121.9%, to $2.2 million compared with $1.0 million during the corresponding period in 2006. The increases were the result of interest expense related to our convertible debt issued in March 2007.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our preferred stock, unsecured borrowings from our stockholders, a credit facility and, more recently, the issuance in March 2007 of our convertible notes in the aggregate principal amount of $25.0 million and our initial public offering in October 2007, in which we received net proceeds, after underwriting discounts and offering expenses, of approximately $41.9 million. Our principal source of liquidity as of September 30, 2007 consisted of our cash and cash equivalents of $5.7 million and our accounts receivable balance of $1.5 million.

In the first nine months of 2007, our operating activities used $20.8 million in cash, due primarily to our net operating loss of $22.1 million. We used cash of $1.1 million for prepaid expenses and other assets, and $1.3 million to increase inventory, primarily raw materials and components required for assembly of our i60 instrument and reload cartridges, which we manufacture ourselves rather than purchasing them from contract manufacturers. These uses were partially offset by a $1.4 million increase in accounts payable and accrued expenses. Of our other non-cash expenses of approximately $2.2 million, the largest component was depreciation and amortization of $1.8 million. We used $4.1 million in our investing activities, primarily consisting of purchases of property and equipment of $1.3 million and an increase in restricted cash of $2.5 million, attributable to interest payments of $3.5 million required to be deposited in escrow pursuant to our convertible note agreements, which was offset by approximately $875,000 of interest paid from the escrow account to the holders of the notes and by the release of $140,000 of cash which previously served as collateral under a letter of credit which relates to our lease agreement for our facility in Langhorne, Pennsylvania. Our financing activities provided $22.3 million of cash, including $23.6 million of net proceeds from the issuance of our convertible notes, and $638,000 from the issuance of common stock, offset by $1.9 million of financing costs paid related to our initial public offering.

We believe that our cash and cash equivalents, including the proceeds of our convertible notes and our initial public offering, will be sufficient to meet our anticipated cash requirements through at least 2008. Our future cash requirements will depend on many factors, including our rate of sales growth, if any, the timing and extent of spending to support new product development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products and the amount and timing of capital investments we make and cost we incur to expand our manufacturing capacity.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and debt and foreign exchange rate risk.

Interest rate risk.  At September 30, 2007, we had $5.7 million of cash and cash equivalents. These amounts were invested primarily in money market funds.  The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk.  Our investments have limited exposure to market risk. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to our investments in money market funds, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

The interest rate on our 7% convertible senior secured promissory notes is fixed and therefore exposes us to limited market risk.

Foreign currency risk.  To date, our international customer agreements have been denominated primarily in the local currency of the international customer.  The functional currency of our foreign operations in Europe and Japan is the local currency and, as a result, any fluctuation in the exchange rates of these net assets, denominated in local currency, would be reflected in the translation gains or losses, which are accounted for in other comprehensive income in our statements of changes in equity. We do not believe that a change of 10% in the foreign currency exchange rates would have a material impact on our financial position or results of operations.

Item 4.            Controls and Procedures.

Our chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting previously described in our Registration Statement on Form S-1, Commission File No. 333-142926, which identified the following material weaknesses that have not been fully remediated as of September 30, 2007:

Our management has determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. Until this design deficiency in our internal control over financial reporting is remediated, there is more than a remote likelihood that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

Our efforts to remediate this material weakness in our internal controls over financial reporting through the hiring and training of additional qualified financial and accounting personnel are currently in process, and consist of the following:

•                  we are actively seeking additional accounting and finance staff members, including a senior accounting officer, to augment our current staff and to improve the effectiveness of our financial statement close process; and

•                  we will also expand the training and education of our accounting and finance staff members in an effort to improve their effectiveness.

Except as set forth above, there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings.

Product liability suit in Belgium.    In early December 2004, we were made a party to a lawsuit filed in a Belgian court on September 30, 2004 by a patient and his co-habiting female partner against the insurer for a Belgian surgeon and hospital as well as against PMI’s former Belgian distributor. The complaint alleged that the patient suffered injuries as a result of a surgery performed using one of our surgical instruments. The complaint alleged that our instrument was “deficient” and claimed estimated damages in the amount of €100,000 with “reservation for modification during the proceedings.” We have notified our insurance carrier of the lawsuit, and the carrier has not disclaimed coverage. We intend to continue to contest the claim with the assistance of U.S. and Belgian counsel.

Patent litigation against Ethicon Endo-Surgery in Germany.    In March 2005, Ethicon Endo-Surgery initiated three patent infringement lawsuits against us and our German subsidiary in district court in Düsseldorf, Germany. The lawsuits allege that certain of our products infringe the German counterparts of three European patents owned by Ethicon Endo-Surgery, which we refer to as the Hoover, Clark and Rothfuss patents. We hired German counsel to defend the patent infringement cases and to seek revocation of Ethicon Endo-Surgery’s patents in nullity proceedings before a separate court in Munich, Germany.

We prevailed in the Hoover patent infringement action, and the products in question were found not to infringe this patent. Ethicon Endo-Surgery did not appeal the infringement decision, and the case is closed. A decision in the nullity action related to the Hoover patent is expected before the end of 2007.

We prevailed in both the infringement and nullity actions related to the Clark patent; the products in question were found not to infringe this patent, and the nullity court recently declared the asserted patent revoked. Ethicon Endo-Surgery is appealing both the infringement and nullity decisions. The infringement appeal has been stayed by the appellate court until the final outcome of the nullity proceedings, which is not expected before 2010.

We lost the infringement action related to the Rothfuss patent, which concerns a particular stapling cartridge that can be used in our surgical instruments. We are appealing that infringement decision. We prevailed in the nullity action related to the Rothfuss patent, and the nullity court recently declared the asserted patent revoked.

We have introduced a redesigned product that would not infringe the Rothfuss patent even if the patent and the infringement decision were upheld. In the Rothfuss infringement action, Ethicon Endo Surgery asserts that it is entitled to collect damages of approximately €526,000, and has recently instituted damages proceedings for part of its claim, asking the Düsseldorf court for a partial damages award of at least €142,000, or alternatively, €263,000.

Ethicon Endo-Surgery has not yet appealed the Rothfuss patent nullity decision. If Ethicon Endo-Surgery does appeal, we expect the courts before which the Rothfuss infringement appeal and the damages action are pending to stay those proceedings until final resolution of the Rothfuss nullity action, which is not expected before 2010.

In the event Ethicon Endo-Surgery were to prevail in its appeal of the Clark patent decisions and in any appeal of the Rothfuss nullity action decision, we may be precluded from selling certain of our products in Germany.

Item 1A.            Risk Factors.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We are a company with a limited operating history and have sustained net losses since our inception, including a net loss of $22.1 million for the nine months ended September 30, 2007 and a net loss of $28.3 million for the year ended December 31, 2006.  We had an accumulated deficit of $159.2 million at September 30, 2007. We expect to continue to incur significant operating losses at least through 2008, as we invest in the development of our business. Additionally, we expect that our general and administrative expenses will increase due to additional operational and regulatory burdens associated with being a public company. Our losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We are dependent on the success of our SurgASSIST platform and cannot be certain that our technology and our products will achieve the broad market acceptance necessary to develop a sustainable, profitable business.

Our sales are primarily derived from the sale of our Intelligent Surgical Instruments and our staple and cutter reloads. We expect that sales of our current suite of products will continue to account for most of our sales for at least the next twelve months. It is difficult to predict the penetration, future growth rate or size of the market for our SurgASSIST platform.

The commercial success of our various Intelligent Surgical Instruments will require broad acceptance of the SurgASSIST platform by the surgeons who specialize in the procedures we target, a limited number of whom may be able to influence device selection and purchasing decisions. If the concept of computer-assisted power-actuated devices for tissue manipulation, cutting and stapling is not broadly accepted and perceived as having significant advantages over manually-actuated devices, then we will not meet our business objectives. Broad acceptance of our SurgASSIST platform will require a determination by hospitals and surgeons that our products are safe, cost-effective and represent acceptable methods of treatment. In addition, certain components of our SurgASSIST platform in its current configuration may be considered to be capital purchases that require administrative procedures and approvals from senior hospital management, the result of which can be an extended sales cycle requiring multiple individuals to believe in the advantages of our products. We cannot assure that our existing relationships and arrangements with hospitals and surgeons can be maintained or that new relationships will be established in support of our products. In addition, our competitors may develop new technology for tissue manipulation, cutting and stapling that is more attractive to surgeons and hospitals. If surgeons do not consider our products to be suitable for application in the procedures we are targeting and an improvement over the use of competing products, our business goals will not be realized.

The success of our business is dependent on our ability to develop new and innovative products and to enhance our existing products. We have experienced significant delays in new product introduction in 2006 and 2007, and if we do not achieve our current development goals in the time frames we expect, the commercialization of our new products may be delayed and, as a result, our operations may be adversely affected.

The success of our business is dependent on our ability to develop new products, to introduce enhancements to our existing products and to develop these new technologies within targeted time frames. These target estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates for reasons that may or may not be within our control. For example, the commercial release of our PLC 60 linear stapler in 2006 was delayed almost nine months due to product design flaws and supply chain problems, and our ability to generate revenue from the PLC 60 staplers that we have placed in hospitals since December 2006 was adversely affected due to the unavailability in 2007 of certain reload cartridges for the device. Any further delays in product releases, including any delays in the broad commercial availability of our i60 untethered articulating linear stapler which we introduced in September 2007, may negatively affect our business. Customers may forego purchases of our existing products and purchase our competitors’ products as a result of delays in the introduction of our new products and enhancements, failure by us to choose correctly among technical alternatives or failure by us to offer innovative products or enhancements at competitive prices and in a timely manner. In addition, announcements of new products by us or by competitors may result in a delay in or cancellation of purchasing decisions in anticipation of such new products. Any such losses could impair the value of your investment.

We have limited manufacturing experience, have experienced significant manufacturing problems in the past, and may encounter difficulties in increasing production to provide an adequate supply to customers.

The manufacture of our products is a complex and costly operation involving a number of separate processes and components. To date, our manufacturing activities have consisted primarily of assembling limited quantities of our products. We have considered, and will continue to consider as appropriate, manufacturing components that are currently provided by third parties, as well as implementing new production processes. We do not have experience in manufacturing our products in the commercial quantities that might be required to market our products in the United States, Europe and Japan. During 2006, we experienced significant difficulties in our supply chain and manufacturing operations, which impaired our ability to ship our products on a timely basis and had a material adverse impact on our results of operations for 2006. Similarly, during the first three quarters of 2007 we have experienced delays in the availability from a third party vendor of a critical component necessary to enable us to assemble one of the two sizes of reload cartridge that are used in our PLC 60 linear stapler. Our inability to ship reload cartridges in this size has adversely affected our ability to generate revenue from the PLC 60 devices we have placed in hospitals.  We currently expect to resume shipping these reload cartridges in December 2007.  Manufacturing of our products in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We expect that any expansion would be achieved through modified space utilization in our current leased facilities, improved efficiencies, increased automation and acquisition of additional tooling and equipment. We may encounter difficulties in increasing our manufacturing capacity and in manufacturing commercial quantities, including:

• maintaining product yields;

• maintaining quality control and assurance;

• providing component and service availability;

• maintaining adequate control policies and procedures; and

• hiring and retaining qualified personnel.

Difficulties encountered in increasing our manufacturing capacity could impact our ability to adequately supply our customers.

In order to achieve and sustain profitability, we must substantially improve our gross margins.

The historical unit costs for our products, based on limited manufacturing volumes, have been very high in relation to our sales, resulting in low or negative gross margins. It will be necessary for us to achieve substantial reductions in our cost of sales as a percentage of sales in order to become profitable. The transition to in-house production or to new production processes may initially have a negative effect on our manufacturing yields or costs, which would materially and adversely affect our business, financial condition and results of operations. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to perform these processes. We cannot assure you that we will be able to achieve the significant cost reductions in the manufacture of our products necessary for our business to achieve profitability.

If our products are not considered to be a safe and effective alternative to existing technologies, we will not be commercially successful.

Our Intelligent Surgical Instruments rely on new technology, and our success depends upon acceptance of this technology by the medical community as safe, clinically effective and cost effective and a preferred device as compared to products of our competitors. We have not collected, and are not aware that others have collected, long-term data regarding efficacy, safety and clinical outcomes associated with the use of our products. Any data that is generated in the future may not be positive or consistent with our current, largely anecdotal data, which would negatively affect market acceptance and the rate at which our Intelligent Surgical Instruments are adopted. Equally important will be physicians’ perceptions of the safety of our products. Our technology is relatively new in surgery, and the results of short-term clinical experience with our SurgASSIST system do not necessarily predict long-term clinical benefits as compared to the products of our competitors. If, over the long term, our SurgASSIST system does not meet surgeons’ expectations as to safety, efficacy and ease of use, the SurgASSIST system may not become widely adopted.

Even if the data collected from future clinical studies or clinical experience indicates positive results, each surgeon’s actual experience with our device outside the clinical study setting may vary. Consequently, both short- and long-term results reported in any future clinical studies may be significantly more favorable than typical results of other practicing surgeons, which could negatively affect rates of adoption and negatively affect our results.

Because our markets are highly competitive, customers may choose to purchase our competitors’ products, which would result in reduced sales and harm our financial results.

Our SurgASSIST system is a new technology and must compete with the more established manual devices of our competitors, such as United States Surgical Corporation, a business unit of Tyco Healthcare and Covidien (formerly Ethicon Endo-Surgery, Inc.), a Johnson & Johnson company, or Ethicon Endo-Surgery. Conventional manual devices are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. We cannot be certain that surgeons will use our products to replace or supplement established treatments or that our products will be competitive with current or future products and technologies.

Most of our competitors enjoy competitive advantages over us, including:

•                  significantly greater name recognition;

•                  longer operating histories;

•                  established relationships with healthcare professionals, customers and third-party payors;

•                  established distribution networks;

•                  additional lines of products and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•                  greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory clearance for products and marketing approved products; and

•                  greater financial and human resources for product development, sales and marketing and patent litigation.

In addition, our SurgASSIST system in its original configuration has certain perceived disadvantages compared to conventional manual endomechanical devices. For example, except for our new i60 linear stapler, our Intelligent Surgical Instruments currently must be tethered by a flexible shaft to a power console which is located outside the sterile field. Some surgeons and operating room personnel may find this to be cumbersome and not well suited for all procedures.

Our future success depends upon maintaining a competitive position in the development of products and technologies in our areas of focus. Our competitors may:

•                  develop technologies and products that are more effective than our products or that render our technologies or products obsolete or noncompetitive;

•                  obtain patent protection or other intellectual property rights that would prevent us from developing or enhancing our products; or

•                  obtain regulatory approval for the commercialization of their products more rapidly or effectively than we do.

Additional competitors also may enter our market. As a result, we cannot assure you that we will be able to compete successfully against existing or new competitors. Our sales would be reduced or eliminated if our competitors develop and market products that are more effective and less expensive than our products. Volatility in the demand for our products could, among other things, make it more difficult to gauge the manufacturing capacity necessary to meet our demand, decrease our manufacturing efficiency and increase our working capital requirements. If any of these occur, your investment in our common stock may decrease in value.

We assemble our Intelligent Surgical Instruments using our own customized equipment and plan to undertake a new manufacturing process, making us vulnerable to production and supply problems that could negatively impact our sales.

We presently use customized equipment for certain steps in the assembly of our Intelligent Surgical Instruments. Because of the customized nature of our equipment, we cannot rely on third parties to find new parts or replace the equipment. As a result, we are responsible for maintaining the equipment and for locating spare parts. If the equipment malfunctions and we are unable to locate spare parts or hire qualified personnel to repair the equipment, we may encounter delays in the manufacture of our Intelligent Surgical Instruments and reloads and may not have sufficient inventory to meet our customers’ demands, which could adversely affect our business, financial condition and results of operations.

We have engaged a third party to develop and fabricate an automated system to enable us to assemble our PLC 60 reload cartridges, which we currently assemble manually. While we believe the use of this new system should reduce our risk of supply problems, the automated system must be capable of manufacturing at our anticipated volume. Manufacture of the automated system was completed in the third quarter of 2007, and installation of the system is expected to be completed in December 2007.   However, there is no guarantee that the automated system will be completed in a timely manner or that, upon installation, it will be able to function at the capacity we require. Upon completion, the automated system will be located at our facility in Langhorne, Pennsylvania, which requires us to be responsible for the day-to-day control and protection of the system. Delay in the availability of, or unanticipated problems in our utilization of, this automated system could jeopardize our initiatives to improve our gross margins.

We are dependent upon a number of key suppliers, including sole source suppliers, the loss of which would materially harm our business.

We rely upon sole source suppliers for a number of key components and services used in manufacturing our products and, in general, we do not have long-term contracts with these suppliers. We cannot assure you that we will be able to obtain sufficient quantities of such components or services in the future. Because we do not have long-term contracts, our suppliers generally are not required to provide us with any guaranteed minimum production levels.

In addition, our reliance on third parties involves a number of risks, including, among other things:

•                  suppliers may fail to comply with regulatory requirements or make errors in manufacturing components that could negatively affect the efficacy or safety of our products or cause delays in shipments of our products;

•                  we may not be able to respond to unanticipated changes and increases in customer orders;

•                  we may be subject to price fluctuations due to a lack of long-term supply arrangements for key components;

•                  we may experience delays in delivery by our suppliers due to changes in demand from us or their other customers;

•                  we may lose access to critical services and components, resulting in an interruption in the manufacture, assembly and shipment of our systems;

•                  fluctuations in demand for products that our suppliers manufacture for others may affect their ability or willingness to deliver components to us in a timely manner;

•                  our suppliers may wish to discontinue supplying components or services to us for risk management reasons;

•                  we may not be able to find new or alternative components or reconfigure our system and manufacturing processes in a timely manner if the necessary components become unavailable; and

•                  our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

If any of these risks materialize, it could significantly increase our costs and impact our ability to meet demand for our products.

We cannot quickly replace suppliers or establish additional new suppliers for some of these components, due to both the complex nature of the manufacturing process used by our suppliers and the time and effort that may be required to obtain regulatory clearance or approval to use materials from alternative suppliers. Any significant supply interruption or capacity constraints affecting our facilities or those of our suppliers would impair our ability to manufacture our products.

If we are unable to manage our expected growth, our performance may suffer.

As of September 30, 2007, we had approximately 197 employees, compared with 133 at December 31, 2006.  We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations, continue our research and development activities, increase the sales force and develop our products. It is possible that our management, finance, technical and regulatory personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

We must upgrade and correct deficiencies in our regulatory compliance operations, and our failure to do so could impair our ability to market our products or lead to regulatory enforcement action against us.

We are subject to extensive regulation in the United States and other countries, including by the United States Food and Drug Administration, or FDA. We maintain an organization of managers, engineers and administrative personnel, consisting of 19 persons at September 30, 2007, whose responsibility it is to ensure that our products, facilities and operations comply with applicable regulatory requirements. However, we have during 2007 experienced shortages of qualified regulatory compliance staff due to turnover and illness, among other factors, and we need to upgrade and carefully manage our regulatory compliance operations in order to accommodate our expected growth.  The FDA recently inspected our facilities and in April 2007 issued a Notice of Inspectional Observations, or Form 483, which included 24 inspectional observations, which are more fully described elsewhere in this prospectus. We were also inspected by the FDA in 2002, 2003 and 2005, and some of the observations in the FDA’s April 2007 Form 483 are similar to those we received in earlier inspections. As a result of these events, we concluded that there are significant deficiencies in our regulatory compliance operations, and are taking steps to rectify these deficiencies. Among other things, we hired a new Senior Vice President of Regulatory Affairs and Quality Assurance, and are seeking to hire a quality assurance manager and additional technical personnel. We also have begun the process of making needed improvements in our corrective and preventive action, complaint handling and medical device reporting procedures, in our processes for compliance with other requirements of the FDA’s quality system regulations and in our related controls and internal audit functions. We recently engaged an independent consultant to audit our compliance with certain aspects of the FDA’s quality system regulations. The consultant noted improvements in our complaint management, failure investigation, medical device report reporting, management review, internal audit and corrective and preventative action processes, but also identified areas for improvement in our FDA quality system regulations in each of these areas, some of which related to occurrences after the FDA’s April 2007 Form 483.  If we are not successful in identifying and recruiting qualified personnel to manage and staff our regulatory compliance operations or in implementing necessary process improvements on a timely basis, we could be subject to regulatory enforcement actions which could damage our reputation, impair our ability to obtain regulatory clearances for new products, prevent us from manufacturing and selling our products and harm our business.

We have a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, investors could lose confidence in our financial statements and our company, which could have a material adverse effect on our business and stock price.

We produce our consolidated financial statements in accordance with the requirements of United States generally accepted accounting principles, but our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities. Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company.

We have concluded that there is a material weakness in our internal control over financial reporting because we do not have a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Until this design deficiency in our internal control over financial reporting is remediated, there is more than a remote likelihood that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, when we file our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we must assess the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting that are identified by management. The report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.

If we are unable to assert that our internal control over financial reporting is effective because the material weakness identified above has not been remediated, or for any other reason, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or it is unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Any failure in our training efforts could result in lower than expected product sales and potential liabilities.

A critical component of our sales and marketing efforts is the training of a sufficient number of surgeons, other clinicians and hospital staff to properly use our SurgASSIST system. We rely on clinicians and hospital staff to devote adequate time to learn to use our products. If surgeons or hospital staff are not properly trained in the use of our Intelligent Surgical Instruments, they may misuse or ineffectively use our products. For example, we have received reports of incomplete firings of our reusable PLC 60 instrument that we believe are attributable to improper installation of reload cartridges by our customers’ medical personnel. We have initiated improvements in our training procedures to alert customers to the need to properly seat the reload cartridges, and also are designing new versions of the reload cartridge to incorporate a positive locking feature that will make this error less likely to occur.

However, if nurses or other members of the hospital staff are not adequately trained to assist in using our SurgASSIST system, surgeons may be unwilling to use our products, and insufficient training may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales.

The use of our products could result in product liability claims that could be expensive, divert management’s attention and harm our reputation and business.

Our business exposes us to significant risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. The medical device industry has historically been subject to extensive product liability litigation. We have in the past been, and in the future may be, subject to claims by consumers, healthcare providers, third-party payors or others selling our products if the use of our products were to cause, or merely appear to cause, injury or death. We are currently the subject of a product liability suit in Belgium. Any weakness in training and service associated with our products may also result in product liability lawsuits. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome or the availability of insurance coverage, could result in:

•                  decreased demand for our products;

•                  injury to our reputation;

•                  diversion of management’s attention;

•                  significant costs of related litigation;

•                  substantial monetary awards to patients;

•                  product recalls or market withdrawals;

•                  loss of sales; and

•                  the inability to successfully commercialize our products that are under development.

If we deliver products with defects, our credibility may be harmed and market acceptance of our products may decrease.

The manufacturing and marketing of our products involve an inherent risk of product liability claims. In addition, our product development and production processes are complex and could expose our products to defects. Our SurgASSIST system incorporates sophisticated computer software. Complex software frequently contains errors, especially when first introduced. We cannot assure you that our software will not experience errors or performance problems in the future. If our products contain mechanical defects, or software errors, or have performance problems, we would likely experience:

•                  loss of sales;

•                  delay in market acceptance of our products;

•                  damage to our reputation;

•                  additional regulatory filings;

•                  product recalls;

•                  increased service or warranty costs; or

•                  product liability claims.

We may need substantial additional funding and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We believe that the net proceeds from our recent initial public offering, together with our future sales, existing cash and cash equivalent balances and interest we earn on these balances, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, our actual capital requirements will depend on many factors, many of which are outside our control, including:

•                  future revenue generation;

•                  future operating expenses, including planned increases in our research and development and sales and marketing expenses;

•                  the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

•                  the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

•                  the cost and timing of regulatory approvals;

•                  expenses of future clinical studies;

•                  the effect of competing technological and market developments;

•                  licensing technologies for future development; and

•                  the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Historically, we have financed our operations and internal growth primarily through private placements of equity securities and debt and, more recently, our initial public offering. We cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Substantially all our assets are subject to a security interest in favor of the holders of our convertible notes, which may limit our ability to obtain additional debt financing. Additionally, if we default in the payment of our convertible notes, our noteholders will be entitled to exercise their rights as secured creditors, which include the right to foreclose on the assets we have provided as collateral, which could materially impair our ability to continue to operate our business.

If we are unable to raise additional funds when needed, we may have to delay or reduce the scope of or eliminate some or all of our development programs or we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair your investment.

We sell our systems internationally and are subject to various risks relating to these international activities, which could adversely affect our business, financial condition and results of operations.

In the first nine months of 2007, 22% of our sales occurred in international markets.  In 2006, 21% of our sales occurred in international markets.  By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our international sales are denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

•                  export restrictions and controls relating to technology and government regulation;

•                  the availability and level of reimbursement within prevailing foreign healthcare payment systems;

•                  pricing pressure that we may experience internationally;

•                  required compliance with existing and changing foreign regulatory requirements and laws;

•                  laws and business practices favoring local companies;

•                  longer payment cycles;

•                  difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•                  political and economic instability;

•                  potentially adverse tax consequences, tariffs and other trade barriers;

•                  international terrorism and anti-American sentiment;

•                  difficulties and costs of staffing and managing foreign operations; and

•                  difficulties in enforcing intellectual property rights.

Our exposure to each of these risks may increase our costs, impair our ability to market and sell our products and require significant management attention. We cannot assure you that one or more of these factors will not harm our business.

If we choose to acquire or invest in new and complementary businesses, products or technologies instead of developing them ourselves, such acquisitions or investments could disrupt our business.

We may attempt to expand our business through acquisitions. To the extent we grow our business through acquisitions, our future success may be partially dependent upon our ability to effectively integrate acquired businesses with our own. There can be no assurance that our acquisitions will be successfully integrated or that any such acquisitions will otherwise be successful. If our acquisitions are unsuccessful for any reason, our business may be harmed and the value of your investment may decline.

We are dependent upon key personnel, the loss of any of which could harm our business.

Our future business and operating results depend significantly on the continued contributions of our key technical personnel and senior management, particularly those of our co-founder, Chief Executive Officer and President, Michael P. Whitman. These individuals and the services they provide would be difficult or impossible to replace. While we are subject to certain severance obligations to Mr. Whitman, either he or we may terminate his employment at any time and for any lawful reason or for no reason. Our business and future operating results also depend significantly on our ability to attract and retain qualified management, manufacturing, technical, regulatory, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.

Although we have key-person life insurance in the amount of $2.0 million on the life of Mr. Whitman, this amount would not fully compensate us for the loss of Mr. Whitman’s services.

The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could harm our business.

Lack of third-party coverage and reimbursement for our products could delay or limit their adoption.

We may experience limited sales growth resulting from limitations on reimbursements made to purchasers of our products by third-party payors, and we cannot assure you that our sales will not be impeded and our business harmed if third-party payors fail to provide reimbursement that hospitals view as adequate.

In the United States, our products are purchased primarily by medical institutions, which then bill various third-party payors, such as the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program, and other government programs and private insurance plans, for the healthcare services provided to their patients. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive.

Moreover, many private payors look to CMS in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage for procedures utilizing our SurgASSIST system or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors.

If a medical device does not receive incremental reimbursement from CMS, then a medical institution would have to absorb the cost of our products as part of the cost of the procedure in which the products are used. Acute care hospitals are now generally reimbursed by CMS for inpatient operating costs under a Medicare hospital inpatient prospective payment system. Under the Medicare hospital inpatient prospective payment system, acute care hospitals receive a fixed payment amount for each covered hospitalized patient based upon the Diagnosis-Related Group, or DRG, to which the inpatient stay is assigned, regardless of the actual cost of the services provided. At this time, we do not know the extent to which medical institutions would consider insurers’ payment levels adequate to cover the cost of our products. Failure by hospitals and surgeons to receive an amount that they consider to be adequate reimbursement for procedures in which our products are used could deter them from purchasing our products and limit our sales growth. In addition, pre-determined DRG payments may decline over time, which could deter medical institutions from purchasing our products. If medical institutions are unable to justify the costs of our products, they may refuse to purchase them, which would significantly harm our business.

Our operations are currently conducted primarily at a single location that may be at risk from fire, earthquakes, terror attacks or other disasters.

We currently conduct all of our manufacturing and management activities and certain research and development activities at a single location in Langhorne, Pennsylvania. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols and off-site storage of computer data. However, a casualty due to fire or natural disaster, such as an earthquake, storm or terrorist attack, could cause substantial delays in our operations, damage or destroy our equipment or inventory and cause us to incur additional expenses. A disaster could seriously harm our business and results of operations. Our insurance does not cover earthquakes and floods and may not be adequate to cover our losses in any particular case.

Risks Related to Our Intellectual Property

If we fail to adequately enforce or defend our intellectual property rights, our business may be harmed.

Much of the technology used in the markets in which we compete is covered by patents, and our commercial success will depend in large part on our ability to obtain and maintain patent and trade secret protection for our products and methods. We currently hold 24 issued United States patents, three granted European patents, more than 100 pending United States and foreign patent applications and two licensed patents that cover key aspects of our technology. Our issued patents expire at various dates beginning in 2019. The loss of our patents could reduce the value of the related products. In addition, the cost to litigate infringements of our patents or the cost to defend ourselves against patent infringement actions by others could be substantial.

Our ability to obtain additional patents is uncertain and the legal protection afforded by these patents is limited and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, the specific content required of patents and patent applications that is necessary to support and interpret patent claims is highly uncertain due to the complex nature of the relevant legal, scientific and factual issues. Changes in either patent laws or in interpretations of patent laws in the United States or elsewhere may diminish the value of our intellectual property or narrow the scope of our patent protection. Even if patents are issued regarding our products and methods, our competitors may challenge the validity of those patents. Patents also will not protect our products and methods if competitors devise ways of making competitive products without infringing our patents.

Proprietary trade secrets and unpatented know-how are also very important to our business. We rely on trade secrets to protect certain aspects of our technology, especially where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Our employees, consultants, contractors, outside clinical collaborators and other advisors may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If we infringe intellectual property rights of third parties, it may increase our costs or prevent us from being able to sell our existing products or commercialize new products.

There is a risk that we are infringing the proprietary rights of third parties under patents and pending applications belonging to third parties that may exist in the United States and elsewhere in the world and that relate to the products we market and develop. Because the patent application process can take several years to complete, there may be currently pending applications, unknown to us, which may result in issued patents that cover the production, manufacture, commercialization or use of our products. In addition, the production, manufacture, commercialization or use of our product candidates may infringe existing patents of which we are not aware.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the medical device industry. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management’s attention from our business, which could lead to delays in our development or commercialization efforts. Currently, we are involved in two appeal proceedings in Germany in connection with two of three patent-infringement lawsuits against us. The lawsuits alleged that certain of our products infringe three European patents held by Ethicon Endo-Surgery. We prevailed in two of the three infringement actions and the products in question were found not to infringe the Ethicon Endo-Surgery patents, and Ethicon Endo-Surgery is appealing one of those decisions. We lost the other infringement action and are appealing that decision. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

•                  be prohibited from selling or licensing any of our current products or any product that we may develop unless the patent holder licenses the patent to us, which it is not required to do;

•                  be required to pay substantial royalties or grant a cross license to our patents to another patent holder; or

•                  be required to redesign a product so it does not infringe, which may not be possible or could require substantial funds and time.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other medical device companies, including our competitors or potential competitors. We could in the future be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending against such claims, a court could order us to pay substantial damages and prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. In addition, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential products, which could severely harm our business. Even if we are successful in defending against these claims, such litigation could result in substantial costs and be a distraction to management.

Risks Related to Regulatory Compliance

Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities.

Our facilities and manufacturing techniques generally must conform to standards that are established by the United States Food and Drug Administration, or FDA, and other government agencies, including those of European and other foreign governments. These regulatory agencies may conduct periodic audits or inspections of our facilities or our processes to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we have failed to comply with the appropriate regulatory standards, it may impose fines on us, delay or withdraw pre- market clearances or other regulatory approvals or, if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Between May 2002 and June 2005, the FDA conducted three inspections of our facilities. Each of those inspections resulted in the issuance of a Notice of Inspectional Observations, or Form 483. Certain observations regarding our processes to handle customer complaints, submit medical device reports, initiate corrective and preventive actions and to conduct internal quality audits were identified by the FDA as areas of possible non-compliance with FDA regulations. For each of those Form 483s issued by the FDA, we submitted a response which identified our proposed corrective action plans to address the FDA’s inspectional observations. In each case, the FDA issued an Establishment Inspection Report, or EIR, which officially closed FDA’s inspection. From February 13 to April 26, 2007, the FDA conducted an additional inspection of our facility in Langhorne, Pennsylvania. A Form 483 was provided to us at the conclusion of the inspection. In the FDA’s most recent Form 483, 24 inspectional observations were identified, including the failure to properly process customer complaints, failure to submit to the FDA medical device reports or to submit them within regulatory timeframes, and the lack of reporting a field action. Certain of the FDA’s inspectional observations are similar to observations identified in the prior Form 483s issued to us. We have prepared and submitted a response to the FDA, which included our proposed corrective actions to address the FDA’s observations.  Whether the FDA will accept our response is uncertain, particularly in light of the similar nature of the current inspectional observations to the previous observations.  If the FDA does not agree with our proposed corrective actions, or accepts them but finds that we have not implemented them adequately, if the FDA is concerned about the repetitive nature of the inspectional observations, or if we otherwise fail to comply with applicable regulatory requirements, the FDA could initiate an enforcement action, including any of the following sanctions:

•                  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•                  customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•                  operating restrictions or partial suspension or total shutdown of production;

•                  refusing or delaying our requests for 510(k) clearance or premarket approval, or PMA, of new products or modified products;

•                  withdrawing 510(k) clearances or PMA approvals that have already been granted;

•                  refusal to grant export approval for our products; or

•                  criminal prosecution.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

The federal anti-kickback laws and several similar state laws prohibit payments that are intended to induce physicians or others either to refer patients to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements and sales programs we may have with hospitals, physicians or other potential purchasers or users of medical devices. In particular, these laws influence how we structure our sales, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with applicable requirements, these laws are broadly written and it is difficult to determine precisely how these laws will be applied in specific circumstances. We could be subject to a claim under these anti-kickback laws for our consulting arrangements with surgeons, grants for training and other education, grants for research and other interactions with doctors which have come under scrutiny by federal and state regulators and law enforcement entities. Anti-kickback laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial. Due to the breadth of the statutory provisions and the lack of guidance in the form of regulations or court decisions addressing some industry activities, it is possible that our sales, marketing and promotional activities practices might be challenged under anti-kickback or related laws. Even an unsuccessful challenge to or investigation into our practices could cause adverse publicity and thus could harm our business and results of operations.

Foreign sales of our products also subject us to similar fraud and abuse laws, including application of the U.S. Foreign Corrupt Practices Act. If our operations, including any consulting arrangements we may enter into with physicians who use our products, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and financial condition would be harmed.

Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

If a manufacturer determines that a modification to an FDA-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a premarket approval application. Where we determine that modifications to our products require a new 510(k) clearance or premarket approval application, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. For those products sold in the European Union, we must notify Orion Registrar, Inc., or Orion, our E.U. Notified Body, if significant changes are made to the products or if there are substantial changes to our quality assurance systems affecting those products. Obtaining clearances and approvals can be a time consuming process, and failure to obtain or delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our emerging technologies and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.

Some of our new products will require FDA clearance of a 510(k), or may require FDA approval of a PMA. We are in the process of developing our regulatory strategies for obtaining clearance or approval of these new products. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

If we or our contract manufacturers fail to comply with the FDA’s Quality System Regulations, our manufacturing operations could be interrupted and our product sales and operating results could suffer.

Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its QSRs through periodic inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

•                  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•                  customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

•                  operating restrictions or partial suspension or total shutdown of production;

•                  refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

•                  withdrawing 510(k) clearances on PMA approvals that have already been granted;

•                  refusal to grant export approval for our products; or

•                  criminal prosecution.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We have initiated certain voluntary recalls involving products that have been distributed to our customers and may take additional such actions in the future. We believe that certain of those recalls do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action, including any of the following sanctions for failing to report the recalls when they were conducted:

•                  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•                  customer notifications or repair, replacement, refunds, recall, detention of seizure of our products;

•                  operating restrictions or partial suspension or total shutdown of production;

•                  refusing or delaying requests for 510(k) clearance or premarket approval of new products or modified products;

•                  withdrawing 510(k) clearances or PMA approvals that have already been granted;

•                  refusal to grant export approval for our products; or

•                  criminal prosecution.

If our products, or malfunction of our products, cause or contribute to a death or a serious injury, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or one of our similar devices were to recur. All manufacturers placing medical devices in the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the Competent Authority in whose jurisdiction the incident occurred. Were this to happen to us, the relevant Competent Authority would file an initial report, and there would then be a further inspection or assessment if there are particular issues. This would be carried out either by the Competent Authority or it could require that Orion, as the Notified Body, carry out the inspection or assessment.

Any such adverse event involving our products could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Adverse events involving our products have been reported to us in the past, and we cannot guarantee that they will not occur in the future. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results. Failure to report such adverse events to appropriate government authorities on a timely basis, or at all, could result in an enforcement action against us.

Failure to obtain regulatory approval in additional foreign jurisdictions will prevent us from expanding the commercialization of our products abroad.

We intend to market our products in a number of international markets. Although certain of our products have been approved for commercialization in Japan and in the European Union, in order to market our products in other foreign jurisdictions we must obtain separate regulatory approvals. The approval procedure varies among jurisdictions and can involve substantial additional testing. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market other than in the European Union and Japan.

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

Our promotional materials and training methods for surgeons must comply with FDA and other applicable laws and regulations. Many of our products are cleared by the FDA for use in various surgical applications. We believe that the specific surgical procedures for which our products are marketed fall within the scope of the surgical applications that have been cleared by the FDA. However, the FDA could disagree and require us to stop promoting our products for those specific procedures until we obtain FDA clearance or approval for them. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

Federal regulatory reforms may adversely affect our ability to sell our products profitably.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

Without limiting the generality of the foregoing, Congress has recently enacted, and the President has signed into law, the Food and Drug Administration Amendments Act of 2007. The amendments require, among other things, that FDA propose, and ultimately implement, regulations that will require manufacturers to label medical devices with unique identifiers unless a waiver is received from FDA. Once implemented, compliance with those regulations may require us to take additional steps in the manufacture of our products and labeling. These steps may require additional resources and could be costly. In addition, the law, as amended, will require us to, among other things, pay annual establishment registration fees to the FDA for each of our FDA registered facilities.

Risks Related to Ownership of Our Common Stock

We expect that the price of our common stock will fluctuate substantially.

Until our recent initial public offering, there was no public market for shares of our common stock. The market price for our common stock is likely to fluctuate as a result of a number of factors, including:

•                  actual or anticipated announcements of technological innovations;

•                  introduction by us or by others of new commercial products;

•                  actual or anticipated changes in laws and governmental regulations;

•                  disputes relating to patents or proprietary rights;

•                  changes in business practices;

•                  developments relating to our efforts to obtain additional financing to fund our operations or our issuance of additional debt or equity securities;

•                  announcements by us regarding transactions with potential strategic partners;

•                  changes in industry trends or conditions;

•                  trading volume of our common stock;

•                  changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analysts’ earnings estimates;

•                  developments in our industry; and

•                  general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors or potential competitors.

Stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company’s securities. If securities class action litigation is initiated against us, we will incur substantial costs and our management’s attention will be diverted from our operations. All of these factors may materially and adversely affect the market price of our common stock, and you may lose some or all of your investment.

Securities analysts may not initiate coverage for our common stock or may issue negative reports, and this may have a negative impact on the market price of our common stock.

Securities analysts may elect not to provide research coverage of our common stock, and if a sufficient number of securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elect to cover us downgrades our stock, our stock price could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act and a global settlement reached in 2003 between the Securities and Exchange Commission, or SEC, other regulatory agencies and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms will be required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

Our principal stockholders, directors and management own a large percentage of our voting stock, which allows them to exercise significant influence over matters subject to stockholder approval.

Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 39.0% of the outstanding shares of our common stock, assuming no exercise of outstanding options and warrants or conversion of our convertible notes. Accordingly, these executive officers, directors and principal stockholders, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our charter documents and Delaware law could prevent or delay a change in control of our company.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger, acquisition or change of control. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•                  advance notice requirements for stockholder proposals and nominations;

•                  limitations on convening stockholder meetings;

•                  the elimination of stockholder action by written consent;

•                  the elimination of cumulative voting; and

•                  a classified board of directors.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they may occur, may depress the market price of our common stock.

If our existing stockholders sell substantial amounts of our common stock in the public market, or the public market perceives that existing stockholders might sell substantial shares of common stock, the market price of our common stock could decline significantly.  These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate.

We are obligated to file a registration statement with the Securities and Exchange Commission by January 29, 2008 to cover the resale of approximately 2.7 million shares of our common stock that are issuable upon conversion of our convertible notes and will incur financial penalties if this resale registration statement is not effective by April 22, 2008. In addition, the holders of 11.7 shares of our outstanding common stock have registration rights which will entitle them to include their shares in the foregoing resale registration statement.

Approximately 17.1 million shares of our common stock are outstanding, assuming no exercise of outstanding options or warrants or conversion of our convertible notes at November 30, 2007.  Of these, 12.5 million shares are held by existing stockholders who are subject to lock-up agreements with the underwriters of our initial public offering which prohibit the sale of such shares until at least April 22, 2008. If the holders of these restricted shares sell them or are perceived by the market as intending to sell them when these restrictions on resale end, the market price of our common stock could drop significantly. Any substantial sale of common stock pursuant to any resale registration statements or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                                      Sales of Unregistered Securities:

During the three months ending September 30, 2007, 17,655 shares of common stock were issued to employees upon the exercise of common stock options.  These transactions were exempt from registration under Section 4(2) of the Securities Act and pursuant to Rule 701 under the Securities Act.

(b)                                     Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-142926) that was declared effective by the Securities and Exchange Commission on October 25, 2007. The initial public offering was underwritten and managed by Jefferies & Company, Inc., Lazard Capital Markets LLC and William Blair & Company L.L.C. At the closing of the offering on October 31, 2007, 4,427,500 shares of common stock, including 577,500 shares issued upon exercise by the underwriters of their over-allotment option, were sold on our behalf at an initial public offering price of $11.00 per share for an aggregate initial public offering price of $48.7 million. Following the sale of the 4,427,500 shares, the public offering terminated. The underwriters received underwriting discounts totaling approximately $3.4 million in connection with the offering. In addition, we incurred offering expenses of approximately $3.4 million in connection with the offering. As a result, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $41.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.  We have invested the $41.9 million in net proceeds from the offering in money market funds and in investment-grade, interest bearing instruments, pending their use. Through November 30, 2007, we have used approximately $500,000 of the net proceeds for working capital purposes. We intend to use the balance of the proceeds for  general corporate purposes, including working capital, the expansion of our sales and marketing organizations, continuation of our research and development efforts, expansion of our manufacturing capabilities and purchases of capital equipment. We may also use a portion of the proceeds for acquisitions of businesses, products and technologies that are complementary to our business.

(c)                                      Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On September 21, 2007, stockholders holding approximately 74.4 million shares of preferred stock, or 52.4% of the outstanding shares of our preferred stock, consented to the conversion of all of our outstanding preferred stock into shares of our common stock, which conversion became effective  upon the closing of our initial public offering on October 31, 2007.

Item 5.	Other Information.

On December 4, 2007, our  board of directors changed the composition of  the audit, compensation and nominating committees of the board.  After these changes, the current members of each of committee are  as follows:

•                  the members of the audit committee are John C. Moran, Kenneth S. Abramowitz and Lon E. Otremba;

•                  the members of the compensation committee are Lon E. Otremba, Gerald Dorros, M.D., and David R. Murray; and

•                  the members of the nominating committee are James R. Locher III, Gerald Dorros and John C. Moran.

The board of directors has determined that each of Messrs. Abramowitz, Dorros, Locher, Moran, Murray and Otremba qualifies as an independent director as defined by applicable rules of the Nasdaq Stock Market.  In addition, the board has determined that each of Messrs. Abramowitz, Moran and Otremba qualifies as an independent director for purposes of service on the audit committee, and that Mr. Moran qualifies as an “audit committee financial expert.”

Item 6.	Exhibits.

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		S-1/A	October 9, 2007	3.2

3.2	Amended and Restated By-Laws of the Company		S-1/A	October 9, 2007	3.4

4.1	Specimen certificate for common stock of Power Medical Interventions, Inc.		S-1/A	October 9, 2007	4.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER MEDICAL INTERVENTIONS, INC.
(Registrant)

December 4, 2007	By:	/s/ Michael P. Whitman
Michael P. Whitman
President and Chief Executive Officer

POWER MEDICAL INTERVENTIONS, INC.
(Registrant)

December 4, 2007	By:	/s/ John P. Gandolfo
John P. Gandolfo
Chief Financial Officer

Exhibit Index

		Filed with	Incorporated by Reference
Exhibit No.	Description	this Form 10-Q	Form	Filing Date	Exhibit No.

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		S-1/A	October 9, 2007	3.2

3.2	Amended and Restated By-Laws of the Company		S-1/A	October 9, 2007	3.4

4.1	Specimen certificate for common stock of Power Medical Interventions, Inc.		S-1/A	October 9, 2007	4.1

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X