Form 10-K
period 2007-12-31
Power Medical Interventions, Inc.
filed 2008-03-31
CIK 1398090

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33770

POWER MEDICAL INTERVENTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-3011410 (I.R.S. Employer Identification Number)
2021 Cabot Boulevard Langhorne, Pennsylvania 19047 (267) 775-8100 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market, LLC (Nasdaq Global Market)
Securities registered pursuant to Section 12(b) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2007, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. Our common stock began trading on the Nasdaq Global Market on October 26, 2007. The number of shares of our common stock outstanding as of March 28, 2008 was 17,107,052.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of our proxy statement for use at our 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

POWER MEDICAL INTERVENTIONS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

INDEX

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K, including the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. These statements may relate to, but are not limited to, expectations of future operating results or financial performance, capital expenditures, introduction of new products, regulatory compliance, plans for growth and future operations, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. These risks and other factors include, but are not limited to, those listed under "Risk Factors." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend," "potential," "might," "would," "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

        We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, or SEC, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K after we file this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K could harm our business, prospects, operating results and financial condition. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Item 1. Business.

Overview

        We design, manufacture and market our SurgASSIST® system of computer-assisted, power-actuated endomechanical surgical instruments, which we refer to as Intelligent Surgical Instruments™. Surgeons use our Intelligent Surgical Instruments for cutting, stapling and tissue manipulation in a variety of procedures in open surgery, minimally invasive surgery, or MIS, and in the emerging field of natural orifice translumenal endoscopic surgery, or NOTES. We believe that, compared to conventional endomechanical devices, our Intelligent Surgical Instruments offer greater precision and consistency, superior compressive force, improved access to anatomical sites and enhanced ease of use. To our knowledge, we are the only company to apply digital technology to the field of endomechanical surgical instruments. Our SurgASSIST system has been used in at least 30,000 surgical procedures in more than 350 hospitals and medical institutions worldwide.

        Endomechanical devices are used in millions of surgical procedures each year to cut tissue, close wounds and reconnect tubular anatomical structures. However, we believe that conventional, manually operated endomechanical devices have inherent shortcomings that can limit their efficacy and adversely affect clinical outcomes. We founded Power Medical Interventions to address these shortcomings and to improve surgical outcomes by introducing the next generation of endomechanical instruments, designed specifically for the rapidly evolving field of minimally invasive surgery.

        Our SurgASSIST surgical platform includes a suite of endomechanical devices in a variety of linear, right angle and circular configurations designed to meet specific surgical requirements. Each of these Intelligent Surgical Instruments employs our novel micro-robotic and digital technologies to enable the remote application of powerful and consistent cutting and stapling force under precise computer-assisted control. Our Intelligent Surgical Instruments are available as disposable, single- patient devices and, in the case of our linear staplers, in an autoclavable multiple-patient format. We intend to migrate our SurgASSIST platform toward a reusable multiple-patient format using disposable reload cartridges.

        During the fourth quarter of 2007, we introduced our i60 linear stapler and our iDrive hand-held power and control unit, which are the first of our next-generation products. A key element of our business plan since our inception has been to incorporate the capabilities of our first-generation SurgASSIST System in a new line of self-contained, untethered Intelligent Surgical Instruments. The i60 is a hand-held articulating linear stapler that offers the precise control and powerful, consistent cutting and stapling action of our original tethered instruments in a compact, wireless hand-held form factor, which allows for more flexible manipulation, enhanced dexterity and increased ease of use. During the fourth quarter of 2007, we also obtained 510(k) clearance for our iDrive product, a reusable, self-contained, hand-held power drive and control unit that can be used to power and control our existing suite of linear cutter, right-angle linear cutter, and circular stapler instruments. These next-generation Intelligent Surgical Instruments eliminate the need for the separate power console, control unit and FlexShaft that are required for use of our first-generation products

        We currently focus our marketing and sales efforts on selected surgical procedures in minimally invasive colorectal, bariatric and thoracic surgery. We target those procedures in which we believe the limitations of existing cutting and stapling technology are most acute, where the number of procedures performed is growing rapidly and where clinicians have rapidly recognized the benefits of our Intelligent Surgical Instruments. In the longer term, we intend to promote the use of our SurgASSIST system in many other surgical specialties. As surgical techniques continue to evolve beyond current MIS procedures to even less invasive techniques such as NOTES, we believe our SurgASSIST platform has the potential to become a key enabling technology.

        We currently hold 24 issued United States patents, five granted European patents, more than 100 pending United States and foreign patent applications and two licensed patents that cover basic electromechanical and digital control technologies common to all our instruments as well as numerous specific improvements related to particular instruments and procedures.

Background

Evolution of surgical technology

        Open surgery has been the most common form of surgery for many decades. Using open surgical techniques, a surgeon generally creates an incision large enough to allow a direct view of the operating field and the insertion of the instruments necessary to manipulate the patient's tissues. The large incisions and significant tissue manipulation involved in open surgery create trauma to the patient, resulting in extended hospitalization and recovery times, increased hospital costs and additional pain and suffering.

        Over the past thirty years, surgery has undergone significant change, as technological innovations such as enhanced imaging have led to improved diagnosis and as advanced instruments have facilitated both visualization and surgical access through smaller incisions. These improvements have allowed surgeons to reduce patient trauma, hospital stays and morbidity, while also improving recovery times and cosmetic results. This evolution has both been enabled by, and created opportunities for, the development of new categories of surgical devices.

        Minimally invasive surgery replaces the large incision typically required for open surgery with small abdominal openings and ports that provide access to the organs on which the surgeon wishes to operate. The surgeon uses an endoscope to view the anatomy and inserts specialized instruments through the ports to carry out the procedure. More recently, clinicians and medical device companies have begun working together to develop NOTES, a new, even less invasive, surgical approach that enables surgery to be performed through natural openings such as the mouth or anus instead of the abdominal ports used in MIS.

        We believe that realization of the full potential of minimally invasive surgery or the emerging NOTES approach will depend upon the availability of surgical instruments that address the unique challenges of these procedures by offering more advanced capabilities, improved access and flexibility, better ergonomics and greater ease of use than are provided by currently available endomechanical devices.

Limitations of conventional surgical staplers

        The use of mechanical cutting and stapling devices to eliminate tedious and time-consuming hand suturing and to improve the consistency of wound closure and hemostasis has been common in surgery for many years. Endomechanical cutters and staplers are a necessity in minimally invasive surgery, where limited access makes it difficult to achieve effective hemostasis using hand suturing.

        The design and utilization of surgical staplers involve a number of challenges. In order to achieve effective wound closure and hemostasis, surgical stapling requires significant and controlled compressive force to provide consistent tissue approximation across the staple line. Staples must also be placed and formed properly. Flexing of the instrument or deflection of the stapling anvil during the stapling operation can result in inconsistent tissue approximation, uneven application of force across the staple line and improper staple formation. These challenges are even more acute in procedures requiring the reconnection, or anastomosis, of a tubular structure such as the colon, where avoidance of tissue damage and preservation of blood supply is critical to prevention of post-operative complications. Achieving these objectives in minimally invasive surgery, which requires the use of slender instruments that can pass through a small diameter port and be operated remotely, creates a unique set of challenges.

        Although manually operated staplers have been used in surgery for over a century, we believe there has been little fundamental innovation in conventional surgical stapler design in the last 15 years. Further, we believe that modifications made to conventional surgical staplers to adapt them to the requirements of MIS procedures have created a new set of problems. These limitations affect both clinical outcomes and healthcare costs.

Our Solution

        Our Intelligent Surgical Instruments offer superior consistency, repeatability, compressive force, access to anatomical sites, ergonomics and ease of use compared to conventional endomechanical devices. We believe these attributes of our products result in more consistent and effective wound closure and hemostasis, fewer complications and better clinical outcomes, while also reducing procedure time and cost. As a result, we believe our SurgASSIST system has the potential to become the standard of care in an increasing number of procedures, not only in our current areas of clinical focus of colorectal, bariatric and thoracic surgery, but also in many other surgical specialties.

        We believe our SurgASSIST system offers the following key benefits to patients, clinicians, medical institutions and healthcare networks:

  •
  Powerful and consistent cutting and stapling force – our SurgASSIST system enables the application of powerful and consistent cutting and stapling force under precise computer-assisted control. Tissue approximation and staple formation are controlled independently, so that compressive force can be optimized for each step. Push button digital control and superior ergonomics reduce unintended movement during the operation. We believe the result is more consistent staple placement and formation.

  •
  Enhanced dexterity and flexibility – our SurgASSIST system is designed specifically to facilitate less invasive surgical techniques, such as MIS and NOTES. The enhanced dexterity, flexibility and ease of use of our Intelligent Surgical Instruments make it easier for clinicians to accurately position our cutting and stapling elements in locations and orientations that maximize access to difficult-to-reach anatomy. Due to their design and our proprietary power transfer technology, our instruments can be operated through an MIS port or natural orifice without sacrificing stability or compressive force. We believe these characteristics have the potential to facilitate wider adoption of MIS and NOTES techniques both by enabling existing procedures to be performed more easily and safely and by broadening the range of indications for which minimally invasive procedures could be performed.

  •
  Enhanced reliability and ease of use through digital control and communication – because our SurgASSIST system operates under computer-assisted control, tasks that would require a sequence of discrete manual operations in a conventional stapler are performed automatically, within consistent and repeatable clinically relevant parameters. Our Intelligent Surgical Instruments also provide feedback to the clinician through visual and audio prompts. For example, our SurgASSIST system alerts the surgeon when tissue has been compressed within normal firing range and when the firing sequence has been successfully completed. These capabilities facilitate procedures where visualization is difficult and instruments must be operated remotely.

  •
  Reduced healthcare costs and improved efficiency of hospital operations – we offer a reusable, autoclavable linear stapler that can be fired up to 500 times using disposable reload cartridges in a range of staple sizes. We believe that the average cost per procedure of our multiple-use instrument, including the reload cartridge and amortization of the reusable instrument, is generally lower than that of competitive single-use endomechanical devices. In addition, the multiple-use instrument does not need to be disposed of after each procedure, reducing waste disposal costs and conserving materials. We intend to migrate our SurgASSIST platform toward a reusable multiple-patient format using disposable reload cartridges. In addition, we believe the use of our SurgASSIST system can reduce procedure times, permitting more efficient utilization of surgeons' time and operating room resources.

Our Target Markets

        Surgical cutting and stapling devices are essential in a wide variety of open and endoscopic surgical procedures. Although we believe our SurgASSIST platform has broad application in many surgical disciplines, we have focused our initial marketing and sales efforts on select procedures in three specialties in which we believe the limitations of existing cutting and stapling technology are most acute, where the number of procedures performed is growing at a rapid rate and where the benefits of our Intelligent Surgical Instruments have been immediately apparent to clinicians.

        We have targeted procedures used to treat disease areas that are not only growing through the increase of worldwide population, but also through the expanding incidence of these areas within the existing population. Our current areas of clinical focus include:

  •
  Colorectal surgery – according to the American Cancer Society, colorectal cancer is the second leading cause of cancer death in the United States. Colorectal cancer is treated through a surgical procedure known as a colectomy, which is performed using open or laparoscopic techniques to remove diseased tissue and reconnect healthy tissue.

  •
  Bariatric surgery – according to the American Obesity Association, nine million Americans are morbidly obese, a condition that leads to premature death and, on average, a 20-year shorter life span. Due to its long-lasting effects, surgical intervention has become the standard of care for morbidly obese patients and is performed through open or laparoscopic techniques to reduce stomach volume. Esophageal surgeries, including the Nissen procedure, are used in the treatment of gastroesophageal reflux disease, or GERD, which affects millions of people in the United States and is associated with significant morbidity. The surgical standard for reconstructing the esophageal sphincter is well established and there is a significant trend to perform this via laparoscopic MIS techniques.

  •
  Thoracic surgery – the American Cancer Society predicted that in 2007 there would be about 213,000 new cases of lung cancer in the United States and about 160,000 people would die of this disease. Thoracic surgery is performed through open or laparoscopic techniques and a variety of procedures are used in the treatment of various diseases, including lung cancer and emphysema, through removal or volume reduction of a patient's lungs, as well as ablation of the left atrial appendage of the heart for prevention of cerebral stroke.

Our Strategy

        Our objective is to become a leading worldwide supplier of intelligent surgical instruments used in MIS and NOTES. To attain this objective, we intend to employ the following key strategies:

  •
  Extend our technology leadership – we intend to maintain and extend our technology leadership by continuing to enhance the capabilities of our SurgASSIST platform in response to clinician feedback and evolving customer requirements and by expanding our portfolio of proprietary electromechanical and digital technology through focused research and development. For example, the market need for an effective anti-reflux devices is large and well documented, and we have developed a prototype device designed to elongate the esophagus, thus potentially eliminating gastric reflux, as well as devices to enable other procedures for minimally invasive bariatric surgery. Our new PMI Endoscopy group will pursue Intelligent Surgical Instrument applications in the gastrointestinal endoscopy marketplace. In the longer term, we will explore the possibility of incorporating in our SurgASSIST system additional modalities such as digital vision systems, real-time collection of clinical data such as pulse oximetry from the surgical site, and the addition of existing energy-based methods of cutting and wound closure, all introduced through a single port.

  •
  Increase our installed base of multiple-use devices to grow recurring revenue from sales of reload cartridges – our i60 hand-held linear stapler utilizes disposable reload cartridges in a standardized format for each firing. Our product development plan is for all future linear stapler products to be multiple-use instruments utilizing disposable reload cartridges. Our objective is to transition users of our first-generation disposable staplers to our multiple-use instruments and to seek opportunities for new placements of our multiple-use instruments in order to maximize the stream of recurring revenue associated with the sale of reload cartridges.

  •
  Leverage relationships with key institutions and leading clinicians – we recently organized the MIRAD (Minimally Invasive Resection and Anastomotic Device) Study Group, comprising ten of the world's leading gastrointestinal research labs and have also assembled a group of leading surgeons in the area of gastric surgery, which we call the ESP Study Group. We will continue to devote significant resources to marketing our SurgASSIST platform to key clinicians whom we consider to be leaders in their institutions and fields. We will also work closely with key clinicians and medical institutions on research collaborations to explore new applications of our Intelligent Surgical Instruments. These collaborations provide us with valuable clinician feedback. They can also result in the development of new techniques, taking advantage of the unique characteristics of our Intelligent Surgical Instruments, that enable existing procedures to be performed more effectively or broaden the range of indications in which established procedures can be applied using MIS techniques.

  •
  Maintain clinical focus to accelerate adoption of our Intelligent Surgical Instruments – in the near term, we intend to continue to focus our marketing and sales efforts on a relatively small number of selected surgical specialties and procedures in minimally invasive surgery, with the objective of establishing our Intelligent Surgical Instruments as the standard of care in these procedures. We intend to deepen and expand our relationships with key clinicians in these specialties and procedures. We believe rapid market penetration in these initial areas of clinical focus will broaden market awareness of our SurgASSIST platform and facilitate its adoption in other specialties.

  •
  Expand our direct sales capabilities worldwide – enhancing our direct sales capabilities will be critical to our future success. We believe we have established a successful, scalable direct sales model and intend to extend its coverage in selected regions in the United States, Europe and Asia. We will continue to recruit talented sales professionals and clinical specialists who have extensive experience in the clinical requirements of minimally invasive surgery and who have established relationships with key clinicians and institutions. In the near term, we will focus on regions in which top-tier research and medical institutions are located and conduct marketing and training of key clinicians affiliated with those institutions.

  •
  Enhance operational integration and improve manufacturing efficiencies – we believe that it is important that we operate as a fully integrated manufacturer of advanced medical devices. We intend to continue to seek opportunities to further integrate our research and development, engineering, manufacturing, marketing, sales and distribution operations. We will also devote substantial resources to improving our procurement and manufacturing processes, upgrading our management information systems and implementing new quality assurance, inventory and cost controls in order to improve the efficiency of our manufacturing operations, maintain product quality, reduce our cost of sales and increase our profitability.

Our Technology

        We have developed a number of proprietary technologies that are incorporated in our Intelligent Surgical Instruments. We currently hold 24 issued United States patents, five granted European patents, more than 100 pending United States and foreign patent applications and two licensed patents that cover basic electromechanical and digital control technologies common to all our instruments as well as numerous specific improvements related to particular instruments and procedures. Our core technologies include the following:

Power transfer technology

        All of our Intelligent Surgical Instruments use our patented power transfer technology, in which torque generated by electric motors turning at speeds of up to 20,000 revolutions per minute is transferred through two or more rotating metal rods or cables, housed in a rigid or flexible shaft, to actuate the cutting and stapling mechanisms incorporated in each instrument. Because our power transfer technology allows actuating force to be delivered through a rigid or flexible shaft, it also facilitates access to difficult-to-reach anatomy in a way that we believe cannot be duplicated by conventional endomechanical devices, which generally cannot accommodate flexible shafts. Further, our power transfer technology and push button digital control eliminate the need to apply manual force to the handle of the instrument in order to actuate it and reduce the potential for undesired movement of the instrument.

        Taking advantage of recent rapid advances in battery, motor and digital control technologies, our next-generation i60 and iDrive products incorporate the same power transfer and micro-robotic technology as are used in our first-generation SurgASSIST system. Motors, drive mechanisms and circuit boards providing functionality equivalent to that contained in our original power console have been miniaturized and integrated into the handpiece, thus eliminating the need for a separate power console, FlexShaft and control unit.

Micro-robotic technology

        Our SurgASSIST system also incorporates our patented micro-robotic technology, in which the speed, direction and sequence of rotation of the power transfer shafts and the selection of gears in highly engineered miniature gearboxes produce the action required for each step of the particular instrument's operation. Push button commands given by the clinician, such as the command to fire the stapler, are interpreted by a microprocessor, which issues a programmed sequence of instructions to the motor control circuits that control the drive motors. Electronic sensors detect the motion of the drive shafts, providing feedback to the microprocessor and enabling the position and operation of the mechanism to be precisely controlled.

        This micro-robotic technology, combined with our proprietary power transfer technology, is the key to the ability of our Intelligent Surgical Instruments to apply consistent, precise and powerful compressive force at a remote site within the body. Conventional endomechanical devices, which use an arrangement of pull wires and mechanical linkages to transfer force created by squeezing the instrument handle with one or both hands, cannot match the power or precision of our Intelligent Surgical Instruments. Our Intelligent Surgical Instruments also control the actions of tissue approximation and staple formation independently, so that appropriate clamping force can be used for each operation, whereas conventional staplers rely on the same compressive force generated by manually squeezing the device handle for tissue approximation, cutting and stapling.

Articulation technology

        Building on our proprietary power transfer and micro-robotic technologies, we have developed an innovative method to provide computer-assisted, power-actuated articulation of an endomechanical device. Our i60 linear stapler can both rotate on its rigid shaft and pivot within a range of 90 degrees, enabling it to mimic the articulation of the human wrist. The articulation mechanism is designed to permit the stapler head to be positioned and locked into place through the use of miniaturized gearboxes and fired at any point within its range of motion, all by remote control, without compromising the precision or compressive force of the stapling operation. We believe that it will be feasible to develop devices that combine two or more such articulating joints to provide for additional degrees of freedom, giving surgeons even greater flexibility and access to anatomy. We believe that our articulation technology has the potential to be a key enabling technology in the evolution of MIS and NOTES surgical techniques and further differentiates our SurgASSIST system from competitive endomechanical devices.

Digital intelligence

        Each micro-robotic action of our Intelligent Surgical Instruments is controlled by a microprocessor using our proprietary software and digital control technology. This digital intelligence is a key attribute of our SurgASSIST platform and provides the following benefits not available from conventional endomechanical devices:

  •
  Computer-controlled precision and consistency – because the micro-robotic action of our Intelligent Surgical Instruments is computer-controlled, the stapling process is precise to within hundredths of a millimeter and compressive forces are applied gradually and consistently, providing dependable, repeatable results.

  •
  Automation – our Intelligent Surgical Instruments can automatically perform a sequence of steps under software control; as a result, tasks that would require a series of discrete manual operations in a conventional stapler can be accomplished with the push of a button, simplifying the surgeon's task.

  •
  Digital communication – digital control enables our Intelligent Surgical Instruments to communicate actively to the clinician; for example, our SurgASSIST system notifies the surgeon by visual and audio alerts when the target tissue has been compressed within normal firing range and when the firing sequence has been successfully completed.

  •
  Data collection – our SurgASSIST system can record critical information on each procedure performed, including the type and serial number of the instrument, number of firings, operating parameters and other clinical and administrative data.

  •
  Rapid upgrade path – we continually improve and enhance our digital control software and release periodic software upgrades, which can easily be installed to improve the performance of the system and add new functionality, without the need to replace the instruments themselves.

        Our patents and patent applications cover key aspects of the digital control technology implemented in our SurgASSIST system, such as the software used to control the micro-robotic action of our Intelligent Surgical Instruments, as well as extensions of our current technology, such as the ability to include multiple SurgASSIST systems in a network to facilitate data collection, billing, patient record keeping and other administrative functions.

Device and procedure-specific improvements

        In addition to the core power transfer, micro-robotic and digital control technologies that are used in all our Intelligent Surgical Instruments, we have developed a number of specific improvements related to particular instruments and procedures, many of which are protected by our patents and patent applications and which we believe provide our products with additional competitive advantages.

Our Products

        Our SurgASSIST surgical platform includes cutting and stapling devices in a variety of sizes and linear, right angle and circular configurations designed for differing surgical needs. In the first-generation configuration of our system, these had to be connected through a flexible shaft, or FlexShaft, to a power console. Our next generation products, beginning with the i60 linear stapler and iDrive system introduced in the fourth quarter of 2007, are self-contained hand-held instruments that do not require a FlexShaft or separate power console. Our Intelligent Surgical Instruments are available as disposable, single-patient devices as well as in a reusable multiple-patient format, using disposable cutting and stapling cartridges.

Our suite of Intelligent Surgical Instruments

        We offer a suite of Intelligent Surgical Instruments to accommodate a range of surgical procedures, in the following categories:

  •
  Linear staplers – cutting and stapling devices account for a majority of the instruments we sell. Our new i60 linear stapler is a hand-held, untethered, reloadable, multiple-patient linear cutter and stapler. The i60 offers the precise control and powerful, consistent cutting and stapling action of our first-generation tethered linear staplers in a compact, hand-held form factor, which allows for even more flexible manipulation, enhanced dexterity and increased ease of use.

    Motors, drive mechanisms and circuit boards providing functionality equivalent to that contained in our original power console have been miniaturized and integrated into the handpiece. This eliminates the need for a separate power console, FlexShaft and control unit. The i60 instrument communicates wirelessly with a newly designed console to provide for operator feedback and data collection

    We also offer a reloadable single-patient linear stapler, typically used in open surgical procedures, as well as a reloadable multiple-patient linear stapler, intended for use in MIS procedures. These can be used either with our original power console and FlexShaft configuration, or with our new self-contained handheld iDrive power and control unit.

    Our multiple-patient linear staplers can be autoclaved for multiple-patient use, and the instrument is capable of firing our reloadable staple cartridges up to 500 times before replacement. Unlike many conventional staplers, our reloadable multiple-patent linear staplers are designed to transect compressed tissue from the farthest, or distal, end of the instrument to the nearest, or proximal, end, reducing the likelihood of pinching tissue in the jaws of the instrument or squeezing it out of the distal end, and providing even tissue approximation and accurate staple placement and formation.

  •
  Right angle linear cutters – we offer two types of disposable single-use right angle linear cutters, which are designed to enable clinicians to access difficult-to-reach areas of anatomy, such as in low anterior colorectal resections. We also offer a right angle linear cutter designed specifically for the vascular market, which features three rows of staggered staples on either side of the cut line. The proprietary parallel jaw design of our right angle linear cutter, with its guillotine surgical blade, enables true parallel closure for consistent staple formation and control. In addition, staples in multiple sizes can be accommodated in a single instrument, allowing the clinician to select the staple height during the procedure without removing the stapler. These instruments can be used either with our original power console and FlexShaft configuration, or with our new self-contained handheld iDrive power and control unit

  •
  Circular staplers – we offer two lines of disposable single-use circular staplers. Each model creates a double staggered row of titanium staples in a circular pattern to facilitate tissue resection and anastomosis. Our PCS 21, which we believe is the world's first stapling device designed for per-oral introduction, is used to perform NOTES procedures, primarily in gastric bypass applications. Our PCS 29 is designed primarily for laparoscopic colorectal resection. Our circular staplers have been optimized to provide superior access and control in MIS procedures. For example, we designed a proprietary latching system to enable easier use in the narrow pelvis in a procedure such as a laparoscopic colon resection. These instruments can also be used either with our original power console and FlexShaft configuration, or with our new self-contained handheld iDrive power and control unit.

Ancillary components (used with first-generation Intelligent Surgical Instruments)

        The following ancillary components are also available as part of our first-generation SurgASSIST platform:

  •
  Power console – a mobile unit that can be moved from one operating room to another; it houses communications and control circuitry, an operator display and the drive motors that provide the system's actuating power.

  •
  FlexShaft – a flexible shaft, two meters in length, that provides for power transmission and acts as a data conduit between the Intelligent Surgical Instrument and the power console; available in steerable and non-steerable configurations.

  •
  Remote control unit – a hand-held wired or wireless controller that enables push button digital control of the instrument. Our reloadable multiple-patient linear stapler integrates the controls in the handpiece, eliminating the need for a separate control unit.

        Our Intelligent Surgical Instruments can be used interchangeably with a single iDrive power and control unit, or with a single power console and FlexShaft. The surgeon operates the system by connecting the selected Intelligent Surgical Instrument to the iDrive or to the power console via a FlexShaft. The computer in the iDrive or power console automatically identifies the type and serial number of the Intelligent Surgical Instrument that is attached, calibrates the system to the specific instrument and confirms that the system is operating normally and is ready for use. Information gathered by the computer is communicated to the surgeon both by a visual display and through voice prompts.

        The surgeon then maneuvers the Intelligent Surgical Instrument into position. Upon the surgeon's push-button commands, the instrument's digital controls prepare the instrument for firing, apply graduated compressive force to achieve the desired degree of tissue approximation and fire the stapler. Upon firing, a computer-controlled firing sequence occurs in which staggered rows of titanium staples are laid down on either side of the surgical blade and the blade transects the tissue between the rows of staples. Throughout the process, the SurgASSIST system provides feedback through visual and audio prompts, notifying the surgeon when tissue is within the target firing range for the selected staple height, when the system is ready for firing and when the firing sequence has been completed.

        Many of our targeted surgical procedures require the use of multiple firings of a single instrument or the use of multiple instruments. For instance, during the course of a gastric bypass procedure for treating morbidly obese patients, known as stomach stapling, a surgeon may use two or more Intelligent Surgical Instruments, each of which may be fired multiple times.

Future Intelligent Surgical Instruments

        We plan to introduce a new line of instruments designed specifically for introduction through a natural orifice, for use in NOTES. In December 2006, we obtained 510(k) clearance from the FDA to market our new natural orifice linear cutter, or NOLC. This Intelligent Surgical Instrument, which will combine a 12mm linear stapling device and a flexible shaft, is designed specifically to facilitate NOTES, by enabling surgeons to perform procedures through the gastrointestinal tract without cutting or puncturing the abdominal wall. We expect to launch our NOLC product in the first half of 2008.

        We also intend to launch a number of extensions of our line of iSeries linear staplers, including our i60RB4 linear stapler for cardiovascular indications, our i45 linear stapler in blue and green staple lengths, and our i45V linear stapler for vascular applications. The i60RB4 is a version of our new i60 hand-held linear stapler designed specifically for use in cardiovascular surgery for the occlusion of the heart's left atrial appendage. Our i45 linear stapler is identical to the i60 with the exception of the length of the staple line; the shorter length provides for access in small tight anatomical spaces such as the thorax (for lung resections and lung transplants) and the deep pelvis for colon and rectal surgery. Our i45V is our first vascular Intelligent Surgical Instrument, intended for use on pulmonary arteries and veins and other vascular applications through the circulatory system. We are in the process of applying to the FDA for 510(k) clearances for our i60RB4 and i45V instruments.

        We have also developed a prototype device designed to elongate the esophagus, thus potentially eliminating gastric reflux, and are working on devices to enable other procedures for minimally invasive bariatric surgery.

        In the longer term, we intend to explore the possibility of incorporating additional modalities into our Intelligent Surgical Instruments, such as digital optical systems, real-time collection of clinical data such as pulse oximetry from the surgical site and existing energy-based methods of cutting and coagulating at the wound site. Our goal is to integrate these additional modalities with our SurgASSIST system's existing capabilities in Intelligent Surgical Instruments that could be introduced through a single MIS port.

        Many of our new products and technologies will require FDA clearance of a 510(k), or may require FDA approval of a PMA. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. The FDA may also refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products.

Sales, Marketing and Distribution

        We sell our Intelligent Surgical Instruments through our direct sales force in the United States and through a combination of direct sales personnel and distributors elsewhere in Europe and Japan. As of March 28, 2009, our U.S. direct sales organization included 36 account sales representatives, organized in ten regions, each headed by a regional manager. Our sales force in Europe consisted of a regional manager, based at our wholly-owned subsidiary in Hamburg, Germany, managing a team of 9 sales associates in Germany, and a sales manager in France with a team of seven associates. Our sales force in Japan consisted of a general manager and four sales associates.

        Account sales representatives are responsible for selling our products and working with customers on training and supporting product use. Our account sales representatives are typically present in the operating room with our surgeon customers, facilitating their understanding of our SurgASSIST technology and the use of our Intelligent Surgical Instruments. Having our sales representatives present when our products are being used also provides us with immediate feedback and understanding of our customers' needs in real-world conditions. Our sales representatives also seek to develop contacts and relationships at the nursing, staff and hospital administration levels.

        Our direct sales force also provides support and service to our customers. In addition, we maintain a staff of customer service personnel in our Langhorne, Pennsylvania facility that is available by phone to our customers to answer questions. Our sales representatives receive two weeks of intensive training at our Langhorne facility on surgical anatomy, procedures, stapling techniques, the function and use of the SurgASSIST system and all its components, troubleshooting and selling skills. In addition, they fire all of our products in a lab under the guidance of experienced surgeons. At the completion of this training, they are tested prior to receiving one week of field training with an experienced field trainer. They are supported closely during their first six months on the job by their regional manager through regular field visits.

        We believe we have established a successful, scalable direct sales model and intend to extend its coverage in selected regions in the United States, Europe and Asia. We will continue to recruit talented sales professionals and clinical specialists who have extensive experience in the clinical requirements of minimally invasive surgery and who have established relationships with key clinicians and institutions. In the near term, we will focus on regions in which top-tier research and medical institutions are located and in which we currently have no direct sales coverage, and will conduct intensive marketing and training of key clinicians affiliated with those institutions.

        Our relationships with leading physicians in colorectal, thoracic and bariatric medicine are also an important component of our selling efforts. These relationships are typically built around research collaborations that enable us to better understand and articulate to other clinicians the most useful features and benefits of our products, and to develop new solutions to challenges in minimally invasive surgery. These relationships also provide a framework for peer-to-peer training of other clinicians by respected leaders in their fields who are experienced in the use of our Intelligent Surgical Instruments.

        We currently make our i60 linear stapler handpieces and iDrive hand held drive and control units available to institutions at no charge. Similarly, in 2007 we instituted a program whereby we provide our reusable PLC 60 instruments or FlexShafts to customers at no cost, in exchange for a commitment by the customer to purchase a minimum number of reload cartridges at a higher unit price. We believe these practices have helped us to seed the market for our SurgASSIST system, have encouraged clinicians and institutions to use our Intelligent Surgical Instruments and have accelerated their adoption. For products offered for sale, such as reload cartridges, we may offer discounts from our list prices, typically ranging from 5% to 10%, based on minimum purchase commitments and other considerations.

Research and Development

        As of March 28, 2008, our research and development organization consisted of 19 persons, located in our headquarters facility in Langhorne, Pennsylvania, and in our research and development facility in Shelton, Connecticut. Our research and development expenses were $6.2 million in 2007, $4.7 million in 2006 and $5.5 million in 2005.

Manufacturing and Supplier Relationships

        We conduct our manufacturing operations at our main facility in Langhorne, Pennsylvania. Our manufacturing operations currently consist primarily of assembly of components and sub-assemblies that are fabricated to our specifications by external suppliers. We conduct quality assurance testing and inspection of purchased components, perform final assembly and quality assurance testing, and package and ship our products.

        The principal components used in the manufacture of our products are molded plastic parts, machined metal parts, mechanical sub-assemblies, electronic circuit boards, switches and wiring. We purchase the components and sub-assemblies required for manufacturing our SurgASSIST system from third-party suppliers and contract manufacturers. We qualify these vendors through stringent evaluation and monitoring of their performance over time. We rely on sole source suppliers for certain components, such as electronic circuit boards, and certain services, such as sterilization of finished goods. We do not have long-term contracts with most of our suppliers. We have a long term contract with our printed circuit board and motor gear assembly suppliers, and we are actively seeking to establish long-term supply arrangements with other key suppliers. It would be difficult for us to quickly establish additional or replacement suppliers for certain components or materials, due to both the complex nature of the manufacturing processes employed by our suppliers and the time and effort that may be required to validate alternative suppliers. Any significant supply interruption or capacity constraints affecting our facilities or those of our suppliers would adversely affect our ability to manufacture and distribute our products.

        Our manufacturing operations and those of the third-party manufacturers we use are subject to extensive regulation by the FDA under its quality systems regulations, or QSRs, good manufacturing practice regulations, and regulations promulgated by the European Union and Japan. Our facility is FDA registered and ISO 9001:2000 certified. Our products are approved for sale in the European Union, having obtained "CE," or European Compliance, marking.

        Our facility and the facilities of the third-party manufacturers we use are subject to periodic, unannounced inspections by regulatory authorities, including the FDA and other governmental agencies. From February 13 to April 26, 2007, the FDA conducted an inspection of our facility in Langhorne, Pennsylvania. A Notice of Inspectional Observations, or Form 483, was provided to us at the conclusion of the inspection. In the FDA's Form 483, 24 inspectional observations were identified, including the failure to properly process customer complaints, failure to submit to the FDA medical device reports or to submit them within regulatory timeframes, and the lack of reporting a field action.

We prepared and submitted a response to the FDA, which included our proposed corrective actions to address the FDA's observations. We were last inspected by our E.U. Notified Body in July 2005. Three minor deficiencies were cited and no response was required. We expect to be inspected by the FDA and the E.U. notified body again in the future. If the FDA or the E.U. finds significant shortcomings, or if the FDA is not satisfied with our responses to the 2007 inspection, we could be subject to sanctions, including fines, recalls or requirements to halt manufacturing and shipments of affected products.

        Our business plans require that we achieve continued improvements in our manufacturing operations and in our cost of sales compared with those we have recently experienced. We believe that increasing the automation of our assembly operations will be critical in achieving this objective. We have also devoted, and plan to continue to devote, substantial resources to improving our procurement and manufacturing processes, upgrading our management information systems, and implementing new quality assurance, inventory and cost controls in order to improve the efficiency of our manufacturing operations, maintain product quality, reduce our cost of sales and increase our profitability.

        We also intend to increase the integration of our manufacturing operations. For example, we recently acquired the automated equipment necessary to enable us to assemble the reload cartridges used in our multiple-use linear staplers. We expect this system to be operational during the second quarter of 2008. Currently, the assembly of reloads for some of our products is performed manually by us, and for other products is outsourced to a contract manufacturer. We believe that operating as an integrated manufacturer will enable us to better control the quality, cost and supply of our products and to more rapidly develop, prototype and commercialize new products.

        We have also undertaken a number of programs intended to improve the efficiency and reliability of our supply chain and manufacturing operations. These initiatives include:

  •
  supplier quality management and incoming component inspection procedures;

  •
  improved management controls, including a new standard cost system; and

  •
  improved management of finished goods inventory levels.

        These initiatives are still in the process of being implemented. We will need to complete these initiatives and to make additional improvements in the efficiency and reliability of our supply chain and manufacturing activities in order to meet existing and anticipated demand for our products in a timely manner and at a cost that enables us to operate profitably.

Competition

        The market for endomechanical cutting and stapling devices is intensely competitive and dominated by a small number of large, well-known companies, principally United States Surgical Corporation, a division of Covidien Ltd., or Covidien (formerly known as Tyco Healthcare), and Ethicon Endo-Surgery, a Johnson & Johnson company.

        We believe that the principal competitive factors in the market for endomechnical cutting and stapling devices include:

  •
  efficacy and consistency of wound closure and hemostasis;

  •
  ability to provide access to difficult-to-reach anatomy;

  •
  ease of use, visibility for the surgeon and control over the device;

  •
  innovation and the number and variety of addressable surgical applications;

  •
  product quality and reliability;

  •
  quality of customer support and service, including technical assistance, product information, reimbursement assistance and handling of complaints;

  •
  brand reputation and financial resources and stability of supplier; and

  •
  cost.

        Many of our competitors have significantly greater financial and human resources than we do, have established relationships with healthcare professionals, customers and third-party payors, and have long-term contracts with group purchasing organizations in the United States, such as Premier Hospital Supply, Inc. and Novation, LLC, of which many hospitals in the United States are members. In addition many of our competitors have established distributor networks, greater resources for product development, sales and marketing, additional lines of products and the ability to offer financial incentives such as rebates, bundled products or discounts on other product lines that we cannot provide.

        We have encountered and expect to continue to encounter potential hospital customers which, due to existing relationships or beneficial pricing or other financial arrangements with our competitors, are committed to, or prefer the products offered by, these competitors. We expect that competitive pressures may result in price reductions and reduced margins over time for our products. Our products could also be rendered obsolete or uneconomical by technological advances developed by one or more of our competitors.

Intellectual Property

        We believe that in order to maintain a competitive advantage in the marketplace, we must develop and maintain the proprietary aspects of our technologies. We rely on a combination of patent, trademark, trade secret, copyright and other intellectual property rights and measures to aggressively protect our intellectual property.

        We rely on other forms of intellectual property, including trade secrets and know-how, to develop and maintain our competitive position. We require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants who work on our products to agree to disclose and assign to us all inventions conceived during the term of their employment, while using our property or which relate to our business. Despite measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, our competitors may independently develop similar technologies.

        We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. As of December 31, 2007, we hold 24 issued United States patents, five granted European patents, more than 100 pending United States and foreign patent applications filed in select international markets and two licensed patents. Our issued patents expire at various dates beginning in 2019.

        Finally, we believe that certain of our trademarks are valuable assets that are important to the marketing of our products. Many of these trademarks have been registered with the United States Patent and Trademark Office or internationally, as appropriate.

        Patent applications in the United States and in foreign countries are maintained in secrecy for a period of time after filing, which results in a delay between the actual discoveries and the filing of related patent applications and the time when discoveries are published in scientific and patent literature. Patents issued and patent applications filed relating to medical devices are numerous, and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products, devices or processes used or proposed to be used by us. We are aware of patents issued to third parties that contain subject matter related to our technology. We believe that the technologies we employ in our products and systems do not infringe the valid claims of any such patents. There can be no assurance, however, that third parties will not seek to assert that our devices and systems infringe their patents or seek to expand their patent claims to cover aspects of our products and systems.

        The medical device industry in general has been characterized by substantial litigation regarding patents and other intellectual property rights. Any such claims, regardless of their merit, could be time-consuming and expensive to respond to and could divert our technical and management personnel. We may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to us, or to protect our trade secrets. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign our products, devices or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products.

        We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others.

Government Regulation

        Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act, or the FDCA, as implemented and enforced by the U.S. Food and Drug Administration, or the FDA. Certain of our products sold in the United States require FDA clearance to market under Section 510(k) of the FDCA. Foreign countries may require similar or more onerous approvals to manufacture or market these products.

        Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products of other companies have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In addition, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice.

        In addition, other government authorities influence the success of our business, including the availability of adequate reimbursement from third-party payors, including government programs such as Medicare and Medicaid. Medicare and Medicaid reimbursement policies can also influence corresponding policies of private insurers and managed care providers, which can further affect our business.

        Unless an exemption applies, before we can commercially distribute medical devices in the United States, we must obtain, depending on the type of device, either prior 510(k) clearance or premarket approval, or PMA, from the FDA. Each of our currently available Intelligent Surgical Instruments is a 510(k)-cleared device. To obtain 510(k) clearance, we must submit a notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device (i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device). The FDA's 510(k) clearance process generally takes from three to 12 months from the date the application is submitted but can take significantly longer. If the FDA determines that the device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a PMA. In addition, any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues or the product has a new intended use.

        The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer's decision. If the FDA disagrees with a manufacturer's determination, the FDA can require the manufacturer to cease marketing and/or recall the device until 510(k) clearance or PMA is obtained. If the FDA requires us to seek 510(k) clearance or PMAs or supplements for any modifications, we may be required to cease marketing and/or recall the modified device, if already in distribution, until 510(k) clearance or PMA or PMA supplement approval is obtained and we could be subject to significant regulatory fines or penalties. Furthermore, our products could be subject to voluntary recall if we or the FDA determine, for any reason, that our products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death. There is no guarantee that the FDA will grant 510(k) clearance, if required, for any of our future products and failure to obtain necessary clearances for our future products would adversely affect our ability to grow our business. Delays in receipt or failure to receive required clearances, the loss of previously received clearances, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

        We have modified our devices to improve quality and customer satisfaction since the products received their FDA clearances. Typical modifications included changes to machined-part dimensions, changes to materials of construction and changes to software programs. We believe that these modifications generally did not require new 510(k) clearances because they could not significantly affect the safety or effectiveness of the products and did not represent a major change to the intended use of the products. In those cases where we concluded that a new 510(k) clearance was required, we applied for and obtained the new clearance. We based each determination on decision criteria in FDA guidance documents and our understanding of how FDA and industry interpret such guidance documents. If the FDA were to disagree with any of our determinations that changes did not require a new 510(k), it could require us to cease marketing and distribution of, and/or, recall the modified device until 510(k) clearance or PMA approval is obtained. Also, in these circumstances, we could be subject to significant regulatory actions, including, but not limited to, fines, penalties and warning letters.

        Devices that cannot be cleared through the 510(k) process require the submission of a PMA. The PMA process is much more time consuming and demanding than the 510(k) notification process. A PMA must be supported by extensive data, including but not limited to data obtained from preclinical or clinical studies or relating to manufacturing and labeling, to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. After a PMA application is submitted, the FDA's in-depth review of the information generally takes between one and three years and may take significantly longer.

        Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. None of our products currently is, or has been, the subject of a clinical trial. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices.

After a device is placed on the market, numerous regulatory requirements continue to apply. These include, but are not limited to,:

  •
  product listing and establishment registration, which helps facilitate FDA inspections and other regulatory action;

  •
  Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

  •
  labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label use or indication;

  •
  clearance by the FDA of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

  •
  approval by the FDA of product modifications that affect the safety or effectiveness of our products, if any, that are approved by the FDA;

  •
  medical device reporting regulations, which require that manufacturers comply with FDA requirements to report if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur;

  •
  post-approval restrictions or conditions, including post-approval study commitments;

  •
  post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

  •
  notices of correction or removal and recall regulations.

        We have registered our facility with the FDA as a medical device manufacturer. We are subject to announced and unannounced inspections by the FDA to determine our compliance with the QSR and other regulations and these inspections may include the manufacturing facilities of our suppliers. Between May 2002 and June 2005, the FDA conducted three inspections of our facilities. Each of those inspections resulted in the issuance of a Notice of Inspectional Observations, or Form 483. Certain observations regarding our processes to handle customer complaints, submit medical device reports, initiate corrective and preventive actions and to conduct internal quality audits were identified by the FDA as areas of possible non-compliance with FDA regulations. For each of those Form 483s issued by the FDA, we submitted a response which identified our proposed corrective action plans to address these inspectional observations. In each case, the FDA issued an Establishment Inspection Report, or EIR, which officially closed the FDA's inspection. From February 13 to April 26, 2007, the FDA conducted an additional inspection of our facility in Langhorne, Pennsylvania. A Form 483 was provided to us at the conclusion of the inspection. In the FDA's most recent Form 483, 24 inspectional observations were identified, including the failure to properly process customer complaints, failure to submit to the FDA medical device reports or to submit them within regulatory timeframes, and the lack of reporting a field action. Certain of the FDA's inspectional observations are similar to observations identified in the prior 483s issued to us. We prepared and submitted a response to the

FDA, which included our proposed corrective actions to address the FDA's observations. Whether the FDA will accept our response is uncertain, particularly in light of the similar nature of the current inspectional observations to the previous observations.

        The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. The FDA can take enforcement action against us if we fail to report such adverse events on a timely basis or at all. We have initiated certain voluntary recalls involving products that have been distributed to our customers, and may take additional such actions in the future. We believe that certain of those recalls do not require notification to the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

        Many of our products are cleared by the FDA for use in various surgical applications. We believe that the specific surgical procedures for which our products are marketed fall within the scope of the surgical applications that have been cleared by the FDA. However, the FDA could disagree and require us to stop promoting our products for those specific procedures until we obtain FDA clearance or approval for them. In addition, if the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.

        International sales of medical devices are subject to foreign governmental regulations which vary substantially from country to country. Modifications to our approved products require a new regulatory submission in all major markets. The time required to obtain certification or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ.

Third Party Coverage and Reimbursement

        Sales of medical products are increasingly dependent in part on the availability of reimbursement from third-party payors such as government and private insurance plans. In the United States, as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay the cost of a significant portion of a patient's medical expenses. Successful sales of our products will depend on the availability of adequate reimbursement from third-party payors. No uniform policy of coverage or reimbursement for medical technology exists among all these payors. Therefore, coverage and reimbursement can differ significantly from payor to payor.

        Hospitals and other healthcare providers that purchase medical devices, such as the ones that we manufacture, rely on third-party payors to pay for all or part of the costs and fees associated with the procedures performed with these devices. The existence of adequate reimbursement for the procedures performed with our products by government and private insurance plans are central to acceptance of our current and future products. We may be unable to sell our products on a profitable basis if third-party payors deny coverage or reduce their current levels of payment, or if our costs of production increase faster than increases in reimbursement levels.

        Many private payors use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program, as guidelines in setting their reimbursement policies. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and hospitals. Those private payors that do not follow the Medicare guidelines may adopt different reimbursement policies for procedures performed with our products. For some governmental programs, such as Medicaid, reimbursement differs from state to state, and some state Medicaid programs may not pay for the procedures performed with our products in an adequate amount, if at all.

        Even if a device has received approval or clearance for marketing by the FDA, there is no assurance that Medicare will cover the device and related services. In some cases, CMS may place certain restrictions on the circumstances in which coverage will be available. In making such coverage determinations, CMS considers, among other things, peer-reviewed publications concerning the effectiveness of the technology, the opinions of medical specialty societies, input from the FDA, the National Institutes of Health, and other government agencies. We cannot assure you that once our products are commercially available, they will be covered by Medicare and other third-party payors. Limited coverage of our products could have a material adverse effect on our business, financial condition and results of operations.

        In general, Medicare makes a predetermined, fixed payment amount for its beneficiaries receiving covered inpatient services in acute care hospitals. This payment methodology is part of the inpatient prospective payment system, or IPPS. For acute care hospitals, under IPPS, payment for an inpatient stay is based on diagnosis-related groups, or DRGs, which include reimbursement for all covered medical services and medical products that are provided during a hospital stay. Additionally, a relative weight is calculated for each individual DRG which represents the average resources required to care for cases in that particular DRG relative to the average resources required to treat cases in all DRGs. Generally, DRG relative weights are adjusted annually to reflect changes in medical practice in a budget neutral manner.

        For classification of physician services, the American Medical Association, referred to as the AMA, has developed a coding system known as the Current Procedural Terminology, or CPT. CPT codes are established by the AMA and adopted by the Medicare program in the Healthcare Common Procedure Coding System, to describe and develop payment amounts for physician services. Physician services are reimbursed by Medicare based on a physician fee schedule whereby payment is based generally on the number of "relative value units" assigned by CMS to the service furnished by the physician. CPT codes are used by many other third-party payors in addition to Medicare. Failure by physicians to receive what they consider to be adequate reimbursement for procedures in which our products are used could have a material adverse effect on our business, financial condition and results of operations.

        Our international success will depend upon the availability of reimbursement within prevailing foreign healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government-sponsored healthcare and private insurance. Several countries have reimbursement codes that apply to the use of our products. These countries include Germany, Belgium, the Netherlands and Japan. The rates vary by country and vary with respect to products and procedures.

        All third-party reimbursement programs, whether government funded or insured commercially, whether inside the United States or outside, are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, second opinions required prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering healthcare. These types of programs and legislative changes to reimbursement policies could potentially limit the amount which healthcare providers may be willing to pay for medical devices.

        As the portion of the United States population over age 65 and eligible for Medicare continues to grow we may be more vulnerable to reimbursement limitations imposed by CMS. Furthermore, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control healthcare costs by imposing lower payment rates and negotiating reduced contract rates with service providers. Therefore, we cannot be certain that the procedures performed with our products will be adequately reimbursed.

Fraud and Abuse Laws

        The costs of human healthcare have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the United States, attention has been focused on drug and device prices and profits and programs that encourage doctors to write prescriptions for particular drugs or recommend, use or purchase particular medical devices. Payors have become a more potent force in the market place and increased attention is being paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of health care.

        A variety of Federal and state laws apply to the sale, marketing and promotion of medical devices that are paid for, directly or indirectly, by Federal or state healthcare programs, such as Medicare, Medicaid and TRICARE. The restrictions imposed by these laws are in addition to those imposed by the FDA, FTC and corresponding state agencies. Some of these laws significantly restrict or prohibit certain types of medical device manufacturers. Violation of these laws can result in significant criminal, civil, and administrative penalties, including imprisonment of individuals, fines and penalties and exclusion or debarment from Federal and state healthcare and other programs. Many private health insurance companies also prohibit payment to entities that have been sanctioned, excluded, or debarred by Federal agencies.

        Anti-kickback statute.    The Federal anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of a good or service, for which payment may be made in whole or part under a Federal healthcare program such as the Medicare and Medicaid programs. The definition of "remuneration" has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, payments of cash and waivers of payments. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under Federal healthcare programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other Federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

        The Federal anti-kickback statute is broad and prohibits many types of arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services, or OIG, has issued a series of regulations, known as the "safe harbors." These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties to a transaction or arrangement that they will not be prosecuted under the federal anti-kickback statute. We seek where possible to comply with these safe harbors. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny or enforcement action by government enforcement authorities such as the OIG or the U.S. Department of Justice. Many states have adopted laws similar to the

Federal anti-kickback statute. Some of these state prohibitions are broader than the Federal statute, and apply to the referral of patients and recommendations for healthcare items or services reimbursed by any source, not only government-funded programs.

        False claims laws.    Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the Federal government or knowingly making, or causing to be made, a false statement in order to have a false claim paid. The Federal government's interpretation of the scope of the law has in recent years grown increasingly broad. Most states also have statutes or regulations similar to the Federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these Federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment. Several device manufacturers have been prosecuted under the false claims laws for allegedly providing free product to physician customers with the expectation that the physician customers would bill Federal programs for the product.

        Fraud on a health benefit plan and false statements.    The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created a new Federal healthcare fraud statute that prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. Among other things, HIPAA also imposes new criminal penalties for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, along with theft or embezzlement in connection with a healthcare benefits program and willful obstruction of a criminal investigation involving a Federal healthcare offense. Violations may result in fines or imprisonment.

        We engage in a variety of activities that are of the general character that are subject to these laws and that have come under particular scrutiny in recent years by federal and state regulators and law enforcement entities. These activities have included consulting arrangements with surgeons, grants for training and other education, grants for research, and other interactions with physicians. We believe that our practices are not in violation of the Federal anti-kickback statute, false claims laws, HIPAA or state equivalents, but we cannot assure you that enforcement authorities will not take action against us and, if such action were successful, we could be required to pay significant fines and penalties and change our marketing practices. Such enforcement could have a significant adverse effect on our ability to operate.

Employees

        As of March 28, 2008, we had 177 employees, including 30 in manufacturing, 82 in sales and marketing, 15 in clinical, regulatory and quality assurance, 15 in general and administrative, 19 in research and development and 16 in operations. We believe that our future success will depend upon our continued ability to attract, hire and retain qualified personnel. We occasionally employ independent contractors, consultants and temporary employees to support our operations. None of our employees is represented by a labor union or party to a collective bargaining agreement, and we believe our employee relations are good.

Item 1A.    Risk Factors.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

        We are a company with a limited operating history and have sustained net losses since our inception, including a net loss of $36.8 million for the year ended December 31, 2007 and a net loss of $28.3 million for the year ended December 31, 2006. We had an accumulated deficit of $173.9 million at December 31, 2007. We expect to continue to incur significant operating losses at least through 2008, as we invest in the development of our business. Our losses have had and will continue to have an adverse effect on our stockholders' equity and working capital.

We are dependent on the success of our SurgASSIST platform and, in particular, of the next generation wireless handheld technology incorporated in our recently released i60 and iDrive products, and we cannot be certain that our technology and our products will achieve the broad market acceptance necessary to develop a sustainable, profitable business.

        Historically, most of our revenue has been derived from the sale of our single-patient, disposable Intelligent Surgical Instruments and, to a lesser extent, from the sale of reload cartridges for our reusable Intelligent Surgical Instruments. We expect that sales of our first generation products will continue to account for most of our sales for at least the next six months. However, we expect that, as our installed base of reusable, multiple-patient Intelligent Surgical Instruments grows and the number of firings of our instruments increases, sales of reload cartridges will become the largest component of our total sales. It is difficult to predict the penetration, future growth rate or size of the market for our SurgASSIST platform or the rate at which our installed base of instruments will be fired.

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

The success of our business is dependent on our ability to develop new and innovative products and to enhance our existing products. We experienced significant delays in new product introduction in 2006 and 2007, and if we do not achieve our current development goals in the time frames we expect, the commercialization of our new products may be delayed and, as a result, our operations may be adversely affected.

        The success of our business is dependent on our ability to develop new products, to introduce enhancements to our existing products and to develop these new technologies within targeted time frames. These target estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates for reasons that may or may not be within our control. For example, the commercial release of our PLC 60 linear stapler in 2006 was delayed almost nine months due to product design flaws and supply chain problems, and our ability to generate revenue from the PLC 60 staplers that we placed in hospitals beginning in December 2006 was adversely affected due to the unavailability in 2007 of certain reload cartridges for the device.

        Similarly, our ability to generate revenue from the new i60 liner stapler that we introduced in September 2007 has been adversely affected by the unavailability of green reload cartridges for the device and by problems with the initial quality of units delivered to customers and other issues. Design and materials engineering problems affecting a key component of the green reloads, which is manufactured for us by a third party, have required us to redesign the part. We currently expect the redesigned green reloads to be available in commercial quantities in the second quarter of 2008. Some early users of our i60 instrument have experienced difficulties, such as problems in consistently operating its articulation feature and in properly seating reload cartridges. Although these difficulties may in part be attributable to inadequate training or incorrect technique, they have led in some cases to a negative perception of product quality. Additionally, training of our sales force and the clinical personnel of our customers has taken longer than expected. Our inability to supply green reloads for the i60 has resulted in lost revenue opportunities and together with the other factors described above, has slowed the rate of adoption of our i60 instrument. Further delays in the availability of green reload cartridges, or in other planned product releases, or our inability to quickly resolve perceived quality issues and other factors affecting the success of our i60 product launch, could have a material adverse effect on our revenues and results of operations. Customers may forego purchases of our existing products and purchase our competitors' products as a result of delays in the introduction of our new products and enhancements, failure by us to choose correctly among technical alternatives or failure by us to offer innovative products or enhancements at competitive prices and in a timely manner. In addition, announcements of new products by us or by competitors may result in a delay in or cancellation of purchasing decisions in anticipation of such new products. Any such losses could impair the value of your investment.

We have limited manufacturing experience, have experienced significant manufacturing problems in the past, and may encounter difficulties in increasing production to provide an adequate supply to customers.

        The manufacture of our products is a complex and costly operation involving a number of separate processes and components. To date, our manufacturing activities have consisted primarily of assembling limited quantities of our products. We have considered, and will continue to consider as appropriate, manufacturing components that are currently provided by third parties, as well as implementing new production processes. We do not have experience in manufacturing our products in the commercial quantities that might be required to market our products in the United States, Europe and Japan. During 2006, we experienced significant difficulties in our supply chain and manufacturing operations, which impaired our ability to ship our products on a timely basis and had a material adverse impact on our results of operations for 2006. Similarly, throughout 2007 and the first quarter or 2008, we have experienced delays in the availability from a third party vendor of a critical component necessary to enable us to assemble one of the two sizes of reload cartridge that are used in our PLC 60 and i60 linear stapler. Our inability to ship reload cartridges in this size has adversely affected our ability to generate revenue from the PLC 60 devices we have placed in hospitals. We currently expect to resume shipping these reload cartridges in the second quarter of 2008. Manufacturing of our products in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We expect that any expansion would be achieved through modified space utilization in our current leased facilities, improved efficiencies, increased automation and acquisition of additional tooling and equipment. We may encounter difficulties in increasing our manufacturing capacity and in manufacturing commercial quantities, including:

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

        The historical unit costs for our products, based on limited manufacturing volumes, have been very high in relation to our sales, resulting in low or negative gross margins. It will be necessary for us to achieve substantial further reductions in our cost of sales as a percentage of sales in order to become profitable. The transition to in-house production or to new production processes may initially have a negative effect on our manufacturing yields or costs, which would materially and adversely affect our business, financial condition and results of operations. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to perform these processes. We cannot assure you that we will be able to achieve the significant cost reductions in the manufacture of our products necessary for our business to achieve profitability.

If our products are not considered to be a safe and effective alternative to existing technologies, we will not be commercially successful.

        Our Intelligent Surgical Instruments rely on new technology, and our success depends upon acceptance of this technology by the medical community as safe, clinically effective and cost effective and a preferred device as compared to products of our competitors. We have not collected, and are not aware that others have collected, long-term data regarding efficacy, safety and clinical outcomes associated with the use of our products. Any data that is generated in the future may not be positive or consistent with our current, largely anecdotal data, which would negatively affect market acceptance and the rate at which our Intelligent Surgical Instruments are adopted. Equally important will be physicians' perceptions of the safety of our products. Our technology is relatively new in surgery, and the results of short-term clinical experience with our SurgASSIST system do not necessarily predict long-term clinical benefits as compared to the products of our competitors. If, over the long term, our SurgASSIST system does not meet surgeons' expectations as to safety, efficacy and ease of use, the SurgASSIST system may not become widely adopted.

        Even if the data collected from future clinical studies or clinical experience indicates positive results, each surgeon's actual experience with our device outside the clinical study setting may vary. Consequently, both short- and long-term results reported in any future clinical studies may be significantly more favorable than typical results of other practicing surgeons, which could negatively affect rates of adoption and negatively affect our results.

Because our markets are highly competitive, customers may choose to purchase our competitors' products, which would result in reduced sales and harm our financial results.

        Our SurgASSIST system is a new technology and must compete with the more established manual devices of our competitors, such as Covidien and Ethicon Endo-Surgery, Inc. Conventional manual devices are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. We cannot be certain that surgeons will use our products to replace or supplement established treatments or that our products will be competitive with current or future products and technologies.

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

        In addition, our SurgASSIST system in its original configuration has certain perceived disadvantages compared to conventional manual endomechanical devices. Prior to the introduction of our new i60 linear stapler and our iDrive wireless handheld power and control system, our Intelligent Surgical Instruments had to be tethered by a flexible shaft to a power console which is located outside the sterile field. Some surgeons and operating room personnel found this to be cumbersome and not well suited for all procedures. This factor may initially have limited market acceptance of our SurgASSIST platform. Our next generation untethered self-contained Intelligent Surgical Instruments are designed to eliminate this disadvantage of our SurgASSIST system, but we may need to overcome an initial negative perception by clinicians of our first-generation tethered technology.

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

        We presently use customized equipment for certain steps in the assembly of our Intelligent Surgical Instruments. Because of the customized nature of our equipment, we cannot rely on third parties to find new parts or replace the equipment. As a result, we are responsible for maintaining the equipment and for locating spare parts. If the equipment malfunctions and we are unable to locate spare parts or hire qualified personnel to repair the equipment, we may encounter delays in the manufacture of our Intelligent Surgical Instruments and reloads and may not have sufficient inventory to meet our customers' demands, which could adversely affect our business, financial condition and results of operations.

        We have engaged a third party to develop and fabricate an automated system to enable us to assemble the reload cartridges for our PLC 60 and i60 linear staplers, which we currently assemble manually. We expect the system to be operational in the second quarter of 2008. While we believe the use of this new system should reduce our risk of supply problems, the automated system must be capable of manufacturing at our anticipated volume. However, there is no guarantee that the automated system will function at the capacity we require. The automated system will be located at our facility in Langhorne, Pennsylvania, which requires us to be responsible for the day-to-day control and protection of the system. Delay in the availability of, or unanticipated problems in our utilization of, this automated system could jeopardize our initiatives to improve our gross margins.

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

        As of March 28, 2008, we had approximately 177 employees, compared with 133 at December 31, 2006. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations, continue our research and development activities, increase the sales force and develop our products. It is possible that our management, finance, technical and regulatory personnel, systems and facilities currently in place may not be adequate to support the recent rapid growth in our operations, and our expected future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals. In March 2008, our chief operations officer, Alex Bourdon, resigned. Mr. Bourdon was one of our three executive officers and was responsible for our manufacturing operations as well as for our regulatory compliance operations. We have hired Michael M. Fard as vice president of operations, effective March 24, 2008. This transition in our senior management team may in the near term impair our ability to effectively manage our growing operations and to implement required systems improvements.

We must upgrade and correct deficiencies in our regulatory compliance operations, and our failure to do so could impair our ability to market our products or lead to regulatory enforcement action against us.

        We are subject to extensive regulation in the United States and other countries, including by the United States Food and Drug Administration, or FDA. We maintain an organization of managers, engineers and administrative personnel, consisting of 22 persons at December 31, 2007, whose responsibility it is to ensure that our products, facilities and operations comply with applicable regulatory requirements. However, during 2007 we experienced shortages of qualified regulatory compliance staff due to turnover and illness, among other factors, and we need to upgrade and carefully manage our regulatory compliance operations in order to accommodate our expected growth. Additionally, the senior vice president of regulatory affairs and quality assurance whom we hired in the fourth quarter of 2007, resigned in January 2008. We currently are not seeking to recruit a successor for him, and have divided his responsibilities among several of our current employees. Our chief operations officer, Alex Bourdon, to whom our senior vice president of regulatory affairs and quality assurance reported, also resigned in March 2008.

        In April 2007, following an inspection of our facilities, the FDA issued a Notice of Inspectional Observations, or Form 483, which included 24 inspectional observations, which are more fully described elsewhere in this report. We were also inspected by the FDA in 2002, 2003 and 2005, and some of the observations in the FDA's April 2007 Form 483 are similar to those we received in earlier inspections. As a result of these events, we concluded that there are significant deficiencies in our regulatory compliance operations, and are taking steps to rectify these deficiencies. We also have begun the process of making needed improvements in our corrective and preventive action, complaint handling and medical device reporting procedures, in our processes for compliance with other requirements of the FDA's quality system regulations and in our related controls and internal audit functions. In late 2007 we engaged an independent consultant to audit our compliance with certain aspects of the FDA's quality system regulations. The consultant noted improvements in our complaint management, failure investigation, medical device report reporting, management review, internal audit and corrective and preventative action processes, but also identified areas for improvement in our FDA quality system regulations in each of these areas, some of which related to occurrences after the FDA's April 2007 Form 483.

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

        We have concluded that there is a material weakness in our internal control over financial reporting because we do not have a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. The material weakness resulted in the identification of adjustments during the financial statement close process in 2007 that have been recorded in our consolidated financial statements. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected. Until this design deficiency in our internal control over financial reporting is remediated, there is reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, when we file our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we must assess the effectiveness of our internal control over financial reporting as of the end of our 2008 fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting that are identified by management. The report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of such internal controls.

        If we are unable at that time to assert that our internal control over financial reporting is effective because the material weakness identified above has not been remediated, or for any other reason, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Any failure in our training efforts could result in lower than expected product sales and potential liabilities.

        A critical component of our sales and marketing efforts is the training of a sufficient number of surgeons, other clinicians and hospital staff to properly use our SurgASSIST system. In order to operate effectively, our internal sales force must also be trained on the benefits and proper utilization of our technology, including newly introduced products. In connection with the introduction of our i60 and iDrive products, we have found that it takes longer than we expected to adequately train our internal sales force and customers' clinical personnel on the use and care of these instruments, due in part to their novelty and to the need to employ new sterilization techniques. Additionally, the number of i60 and iDrive demonstration units available for use by our sales force was limited during the early phases of our i60 product launch. As a result, it has taken longer for our sales force to become fully effective in selling these new products, and the rate of adoption of our new technology has been adversely affected. Any further delays in adequately training our internal sales force or our customers' clinical personnel on these or other products could harm our business.

        Additionally, we rely on clinicians and hospital staff to devote adequate time to learn to use our products. If surgeons or hospital staff are not properly trained in the use of our Intelligent Surgical Instruments, they may misuse or ineffectively use our products. For example, during 2007, we received reports of incomplete firings of our reusable PLC 60 instrument that we believed were attributable to improper installation of reload cartridges by our customers' medical personnel. More recently, we have received similar reports relating to the seating of reload cartridges in our i60 and PLC 75 linear staplers. We initiated improvements in our training procedures to alert customers to the need to properly seat the reload cartridges, and designed a new version of the reload cartridge to incorporate a positive locking feature to make this error less likely to occur. However, insufficient training may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales.

The use of our products could result in product liability claims that could be expensive, divert management's attention and harm our reputation and business.

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
  diversion of management's attention;

  •
  significant costs of related litigation;

  •
  substantial monetary awards to patients;

  •
  product recalls or market withdrawals;

  •
  loss of sales; and

  •
  the inability to successfully commercialize our products that are under development.

If we deliver products with defects, our credibility may be harmed and market acceptance of our products may decrease.

        The manufacturing and marketing of our products involve an inherent risk of product liability claims. In addition, our product development and production processes are complex and could expose our products to defects. Additionally, problems experienced by our customers, such as difficulty in consistently seating our reload cartridges may be perceived by them as quality defects. Our SurgASSIST system also incorporates sophisticated computer software. Complex software frequently contains errors, especially when first introduced. We cannot assure you that our software will not experience errors or performance problems in the future. If our products have, or are perceived to have, mechanical defects or software errors or have performance problems, we would likely experience:

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

        We believe that the net proceeds from our recent initial public offering, together with our future sales, existing cash and cash equivalent balances and interest we earn on these balances, will be sufficient to meet our anticipated cash requirements through January 1, 2009. We have made no arrangements to obtain additional financing, and there can be no assurance that such financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency. However, our actual capital requirements will depend on many factors, many of which are outside our control, including:

  •
  future revenue generation;

  •
  the cost of filing and prosecuting patent applications and defending and enforcing our patent and other intellectual property rights;

  •
  the cost of defending, in litigation or otherwise, any claims that we infringe third party patent or other intellectual property rights;

  •
  the cost and timing of regulatory approvals;

  •
  expenses of future clinical studies, if any;

  •
  the effect of competing technological and market developments;

  •
  licensing technologies for future development; and

  •
  the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

        Historically, we have financed our operations and internal growth primarily through private placements of equity securities and debt and, more recently, our initial public offering. We cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities, dilution may occur. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Substantially all our assets are subject to a security interest in favor of the holders of our convertible notes, which may limit our ability to obtain additional debt financing. Additionally, if we default in the payment of our convertible notes, our noteholders will be entitled to exercise their rights as secured creditors, which include the right to foreclose on the assets we have provided as collateral, which could materially impair our ability to continue to operate our business.

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

        In 2007, 18% of our sales occurred in international markets. In 2006, 21% of our sales occurred in international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our international sales are denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

        Although we have key-person life insurance in the amount of $2.0 million on the life of Mr. Whitman, this amount would not fully compensate us for the loss of Mr. Whitman's services. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could harm our business.

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

        If a medical device does not receive incremental reimbursement from CMS, then a medical institution would have to absorb the cost of our products as part of the cost of the procedure in which the products are used. Acute care hospitals are now generally reimbursed by CMS for inpatient operating costs under a Medicare hospital inpatient prospective payment system. Under the Medicare hospital inpatient prospective payment system, acute care hospitals receive a fixed payment amount for each covered hospitalized patient based upon the Diagnosis-Related Group, or DRG, to which the inpatient stay is assigned, regardless of the actual cost of the services provided. At this time, we do not know the extent to which medical institutions would consider insurers' payment levels adequate to cover the cost of our products. Failure by hospitals and surgeons to receive an amount that they consider to be adequate reimbursement for procedures in which our products are used could deter them from purchasing our products and limit our sales growth. In addition, pre-determined DRG payments may decline over time, which could deter medical institutions from purchasing our products. If medical institutions are unable to justify the costs of our products, they may refuse to purchase them, which would significantly harm our business.

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

        Much of the technology used in the markets in which we compete is covered by patents, and our commercial success will depend in large part on our ability to obtain and maintain patent and trade secret protection for our products and methods. We currently hold 24 issued United States patents, five granted European patents, more than 100 pending United States and foreign patent applications and two licensed patents that cover key aspects of our technology. Our issued patents expire at various dates beginning in 2019. The loss of our patents could reduce the value of the related products. In addition, the cost to litigate infringements of our patents or the cost to defend ourselves against patent infringement actions by others could be substantial.

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

        There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the medical device industry. Defending ourselves against third-party claims, including litigation in particular, would be costly and time consuming and would divert management's attention from our business, which could lead to delays in our development or commercialization efforts. Currently, we are involved in two appeal proceedings in Germany in connection with two of three patent-infringement lawsuits against us. The lawsuits alleged that certain of our products infringe three European patents held by Ethicon Endo-Surgery. We prevailed in two of the three infringement actions and the products in question were found not to infringe the Ethicon Endo-Surgery patents, and Ethicon Endo-Surgery is appealing one of those decisions. We lost the other infringement action and are appealing that decision. If third parties are successful in their claims, we might have to pay substantial damages or take other actions that are adverse to our business. As a result of intellectual property infringement claims, or to avoid potential claims, we might:

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

        Our facilities and manufacturing techniques generally must conform to standards that are established by the United States Food and Drug Administration, or FDA, and other government agencies, including those of European and other foreign governments. These regulatory agencies may conduct periodic audits or inspections of our facilities or our processes to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we have failed to comply with the appropriate regulatory standards, it may impose fines on us, delay or withdraw pre-market clearances or other regulatory approvals or, if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

        Between May 2002 and June 2005, the FDA conducted three inspections of our facilities. Each of those inspections resulted in the issuance of a Notice of Inspectional Observations, or Form 483. Certain observations regarding our processes to handle customer complaints, submit medical device reports, initiate corrective and preventive actions and to conduct internal quality audits were identified by the FDA as areas of possible non-compliance with FDA regulations. For each of those Form 483s issued by the FDA, we submitted a response which identified our proposed corrective action plans to address the FDA's inspectional observations. In each case, the FDA issued an Establishment Inspection Report, or EIR, which officially closed FDA's inspection. From February 13 to April 26, 2007, the FDA conducted an additional inspection of our facility in Langhorne, Pennsylvania. A Form 483 was provided to us at the conclusion of the inspection. In the FDA's most recent Form 483, 24 inspectional observations were identified, including the failure to properly process customer complaints, failure to submit to the FDA medical device reports or to submit them within regulatory timeframes, and the lack of reporting a field action. Certain of the FDA's inspectional observations are similar to observations identified in the prior Form 483s issued to us. We prepared and submitted a response to the FDA, which included our proposed corrective actions to address the FDA's observations. Whether the FDA will accept our response is uncertain, particularly in light of the similar nature of the current inspectional observations to the previous observations. If the FDA does not agree with our proposed corrective actions, or accepts them but finds that we have not implemented them adequately, if the FDA is concerned about the repetitive nature of the inspectional observations, or if we otherwise fail to comply with applicable regulatory requirements, the FDA could initiate an enforcement action, including any of the following sanctions:

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

        Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearances or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer's decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

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

        Some of our new products, such as our proposed i60RB4 and i45V linear staplers, will require FDA clearance of a 510(k), or may even require FDA approval of a PMA. We are in the process of developing our regulatory strategies for obtaining clearance or approval of these new products. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

If we or our contract manufacturers fail to comply with the FDA's Quality System Regulations, our manufacturing operations could be interrupted and our product sales and operating results could suffer.

        Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA's Quality System Regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its QSRs through periodic inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

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

We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or "off-label" uses.

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

        Until our recent initial public offering, there was no public market for shares of our common stock. Since our initial public offering in October 2007, the market price of our common stock has ranged from $5.80 to $14.64. The market price for our common stock is likely to continue to fluctuate as a result of a number of factors, including:

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

  •
  trading volume of our common stock;

  •
  changes in earnings estimates or recommendations by securities analysts, failure to obtain analyst coverage of our common stock or our failure to achieve analysts' earnings estimates;

  •
  developments in our industry; and

  •
  general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors or potential competitors.

        Stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. In the past, securities class action litigation often has been initiated against a company following a period of volatility in the market price of the company's securities. If securities class action litigation is initiated against us, we will incur substantial costs and our management's attention will be diverted from our operations. All of these factors may materially and adversely affect the market price of our common stock, and you may lose some or all of your investment.

Securities analysts may not initiate or continue coverage for our common stock or may issue negative reports, and this may have a negative impact on the market price of our common stock.

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

        Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 40.8% of the outstanding shares of our common stock, assuming no exercise of outstanding options and warrants or conversion of our convertible notes. Accordingly, these executive officers, directors and principal stockholders, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

        Approximately 2.7 million shares of our common stock that are issuable upon conversion of the convertible notes that we issued in March 2007 are now eligible for resale under Rule 144. Approximately 17.1 million additional shares of our common stock are outstanding, assuming no exercise of outstanding options or warrants or conversion of our convertible notes. Of these, 12.5 million shares are held by existing stockholders who are subject to lock-up agreements with the underwriters of our initial public offering which prohibit the sale of such shares until at least April 22, 2008. If the holders of these restricted shares sell them or are perceived by the market as intending to sell them when these restrictions on resale end, the market price of our common stock could drop significantly. Any substantial sale of common stock pursuant to any resale registration statements or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We currently lease approximately 44,000 square feet in Langhorne, Pennsylvania, which is used as our headquarters and principal manufacturing facility. The Langhorne facility contains approximately 35,000 square feet of manufacturing space, 1,000 square feet of research and development space and 4,000 square feet devoted to administrative offices. This facility is leased through March 31, 2012.

        In September 2006, we moved the majority of our research and development activities to Shelton, Connecticut where we currently lease approximately 5,456 square feet. This facility is leased through September 19, 2011. In December 2006 we opened a sales office in Japan concurrently with the creation of our Japanese subsidiary, PMI Japan. We conduct our European administrative, sales and distribution operations through our German and French subsidiaries, Power Medical Interventions Deutschland GmbH and Power Medical Interventions France SA. Power Medical Interventions Deutschland GmbH leases office space in Hamburg, Germany and Power Medical Interventions France SA leases office space in Toulouse, France.

        In January 2008 we entered into a twelve month lease for 2,125 square feet of office space in New Hope, Pennsylvania which is used for administrative offices for our senior executive team. We have an option to extend the term of this lease for an additional twelve months.

        We believe that our existing facilities should meet our needs for at least the next 24 months.

Item 3.    Legal Proceedings.

        Product liability suit in Belgium.    In early December 2004, we were made a party to a lawsuit filed in a Belgian court on September 30, 2004 by a patient and his co-habiting female partner against the insurer for a Belgian surgeon and hospital as well as against PMI's former Belgian distributor. The complaint alleged that the patient suffered injuries as a result of a surgery performed using one of our surgical instruments. The complaint alleged that our instrument was "deficient" and claimed estimated damages in the amount of €100,000 with "reservation for modification during the proceedings." We have notified our insurance carrier of the lawsuit, and the carrier has not disclaimed coverage. We intend to continue to contest the claim with the assistance of U.S. and Belgian counsel.

        Patent litigation against Ethicon Endo-Surgery in Germany.    In March 2005, Ethicon Endo-Surgery initiated three patent infringement lawsuits against us and our German subsidiary in district court in Düsseldorf, Germany. The lawsuits allege that certain of our products infringe the German parts of three European patents owned by Ethicon Endo-Surgery, which we refer to as the Hooven, Clark and Rothfuss patents. We hired German counsel to defend the patent infringement cases and to seek revocation of Ethicon Endo-Surgery's patents in nullity proceedings before a separate court in Munich, Germany.

        We prevailed in the Hooven patent infringement action, and the products in question were found not to infringe this patent. Ethicon Endo-Surgery did not appeal the infringement decision, and the case is closed. In the related nullity action, the Hooven patent was upheld in a modified form. No appeal was taken and the case is now closed.

        We prevailed in both the infringement and nullity actions related to the Clark patent; the products in question were found not to infringe this patent, and the nullity court declared the asserted patent revoked. Ethicon Endo-Surgery is appealing both the infringement and nullity decisions. The infringement appeal has been stayed by the appellate court until the final outcome of the nullity proceedings, which is not expected before 2010.

        We lost the infringement action related to the Rothfuss patent, which concerns a particular stapling cartridge that can be used in our surgical instruments. We are appealing that infringement decision. We prevailed in the nullity action related to the Rothfuss patent, and the nullity court declared the asserted patent revoked. Ethicon has appealed this decision.

        In the Rothfuss infringement action, Ethicon Endo Surgery asserts that it is entitled to collect damages of approximately €526,000, and has instituted damages proceedings for part of its claim, asking the Düsseldorf court for a partial damages award of at least €142,000, or alternatively, €263,000.

        We introduced a redesigned stapling product that would not infringe the Rothfuss patent even if the patent and the infringement decision were upheld. Subsequently, the appeal court stayed the provisional enforcement of the district court ruling in Ethicon Endo-Surgery's favor in the Rothfuss patent infringement litigation and we re-introduced the product accused of infringement in that case.

        Ethicon Endo-Surgery is appealing the Rothfuss patent nullity decision. The courts before which the Rothfuss infringement appeal and the damages action are pending stayed those proceedings until final resolution of the Rothfuss nullity action, which is not expected before 2010.

        In the event Ethicon Endo-Surgery were to prevail in its appeals of the Clark patent decisions or in its appeal of the Rothfuss nullity action decision, we may be precluded from selling certain of our products in Germany.

Item 4.    Matters Submitted to a Vote of Security Holders.

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the Nasdaq Global Market under the symbol PMII. Trading of our common stock commenced on October 26, 2007, as a result of our initial public offering.

	High	Low
Year ended December 31, 2007
Fourth quarter (commencing October 26, 2007)	$14.79	$10.90

        Through March 28, 2008, we have used approximately $18.5 million of the $42.0 million of net proceeds of our initial public offering in October 2007 to fund our operations and for working capital purposes. We intend to use the balance of the proceeds for general corporate purposes, including working capital, the expansion of our sales and marketing organizations, continuation of our research and development efforts, expansion of our manufacturing capabilities and purchases of capital equipment. We may also use a portion of the proceeds for acquisitions of businesses, products and technologies that are complementary to our business.

        As of December 31, 2007, our common stock was held by approximately 575 shareholders of record.

        We did not repurchase any shares of our common stock in the fourth quarter of fiscal 2007.

COMPARISON OF 2 MONTH CUMULATIVE TOTAL RETURN*
Among Power Medical Interventions, Inc., The NASDAQ Composite Index
And The RDG MicroCap Medical Devices Index

  *$100 invested on 10/26/07 in stock or 9/30/07 in index-including reinvestment of dividends. Fiscal year ending December 31.

Item 6.   Selected Consolidated Financial Data.

        The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data at December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements which are not included in this report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. Our historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Sales	$7,812	$7,881	$11,999	$8,663	$7,195
Cost of sales	6,676	10,066	12,346	7,244	9,121

Gross profit	1,136	(2,185)	(347)	1,419	(1,926)
Costs and expenses:
Research and development	6,209	4,682	5,482	3,246	2,381
Sales and marketing	19,703	13,367	14,630	11,631	7,149
General and administrative	9,959	7,371	6,331	4,541	4,191

Operating loss	(34,735)	(27,605)	(26,790)	(17,999)	(15,647)
Other income (expense):
Interest income	866	544	270	139	12
Interest expense	(2,976)	(1,269)	(916)	(564)	(593)

Total other income (expense)	(2,110)	(725)	(646)	(425)	(581)

Net loss	($36,845)	$(28,330)	$(27,436)	$(18,424)	$(16,228)
Accretion of preferred stock	(7,550)	(7,108)	(4,808)	(1,966)	(119)

Net loss applicable to common shares	$(44,395)	$(35,438)	$(32,244)	$(20,390)	$(16,347)

Net loss per common share:
Basic and diluted	$(7.34)	$(9.44)	$(8.90)	$(6.13)	$(11.20)

Weighted average number of common shares outstanding:
Basic and diluted	6,048	3,756	3,621	3,327	1,459

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,592	$8,684	$7,933	$21,632	$777
Working capital	39,409	10,535	7,398	21,526	176
Total assets	57,973	22,142	23,869	31,531	6,654
Long-term debt, net of current portion	24,743	377	6,769	10,010	15,000
Redeemable convertible preferred stock	—	116,198	73,331	51,988	6,181
Shareholders' equity (deficit)	23,540	(100,029)	(66,538)	(37,409)	(20,239)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Risk Factors" and elsewhere in this report.

Overview

        We design, manufacture and market the SurgASSIST® system of computer-assisted, power-actuated endomechanical surgical instruments, which we refer to as Intelligent Surgical Instruments™. Surgeons use our Intelligent Surgical Instruments for cutting, stapling and tissue manipulation in a variety of procedures in open surgery, minimally invasive surgery, or MIS, and in the emerging field of natural orifice translumenal endoscopic surgery, or NOTES. Our SurgASSIST system has been used in at least 30,000 surgical procedures in more than 350 hospitals and medical institutions worldwide.

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

        We have incurred net losses in each year since our inception and have an accumulated deficit at December 31, 2007 of $173.9 million. We expect our losses to continue through at least 2008 as we develop and introduce our next generation of Intelligent Surgical Instruments and build the infrastructure necessary to support our anticipated sales growth. We have financed our operations primarily through private placements of our equity securities and through the issuance of debt and, more recently, through our initial public offering in October 2007.

        Key milestones in the development of our business include the following:

  •
  In 1999 and 2000, we were a development stage enterprise primarily engaged in research and development. We developed key aspects of our core technology, including the basic architecture of our SurgASSIST surgical platform, filed our first patent applications and obtained FDA clearance to market the initial version of our SurgASSIST system.

  •
  In 2001, we commenced the commercialization of our SurgASSIST platform. We contracted for the manufacture of key components and assembly of our SurgASSIST system by contract manufacturers. We began shipments of our SurgASSIST system, including our first four Intelligent Surgical Instruments, in June 2001. We generated $2.1 million in sales in the last seven months of 2001.

  •
  During 2002, 2003 and 2004, we expanded our SurgASSIST system by introducing six new Intelligent Surgical Instruments, including our lines of linear and right angle linear cutters and staplers. Our intellectual property portfolio was augmented by the issuance of 13 patents. We expanded our direct sales force and began to establish an international sales and distribution capability. Our sales increased from $5.0 million in 2002 to $7.2 million in 2003 and $8.7 million in 2004.

  •
  In 2005, we opened our current manufacturing facility in Langhorne, Pennsylvania and assumed responsibility for the assembly and testing of many of our products. We introduced our first

    Intelligent Surgical Instruments designed specifically for use in minimally invasive surgery. We also began a series of research collaborations with key clinicians and hospitals intended to promote awareness and adoption of our SurgASSIST system. Our sales increased to $12.0 million in 2005.

  •
  In 2006, we continued to expand our suite of Intelligent Surgical Instruments, introducing new products, including a linear stapler designed for laparoscopic use and a circular stapler designed specifically for per-oral introduction. During 2006, our Intelligent Surgical Instruments were used in precedent-setting NOTES procedures, including what we believe were the first per-oral gastric bypass anastomosis and first per-oral esophagectomy.

  •
  Sales in the first quarter of 2006 were consistent with 2005 levels in response to continuing demand for our products. However, we encountered supply chain and manufacturing difficulties in 2006 that adversely affected our sales for the last three quarters of the year:

  •
  the expansion of our manufacturing capacity in Langhorne, Pennsylvania disrupted our operations and reduced our manufacturing productivity during the first half of the year;

  •
  the commercial launch of our PLC 60 linear stapler was delayed by almost nine months due to product design and supply chain problems, and after we exhausted our inventory of the SLC 55 linear stapler that the new product was designed to replace, we were unable to provide linear staplers to the market for more than six months. Because linear staplers account for a majority of our unit sales, this resulted in a significant loss of sales; and

  •
  we were unable to ship another of our highest volume products, our RALC 45 right angle linear cutter, for approximately three months due to our failure to procure an adequate supply of the product.

    Primarily as a result of these factors, our 2006 sales decreased to $7.9 million and cost of sales was $10.1 million, contributing to a loss from operations of $27.6 million.

  •
  We resumed shipments of the RALC 45 in November 2006 and introduced our PLC 60 linear stapler in late December 2006. However, sales attributable to our PLC 60 linear stapler were initially adversely affected by the limited availability of reload cartridges for the device. Demonstration units and sales collateral for the PLC 60 instrument were not fully available to our direct sales force until late in the first quarter of 2007. Also, during the first six months of 2007, we had limited inventory of the linear stapler products that the PLC 60 was intended to replace. We discontinued sales of the PLC 60 product in the fourth quarter of 2007 as a result of the introduction of our new i60 linear stapler.

  •
  A key element of our business plan since our inception has been to incorporate the capabilities of our first- generation Intelligent Surgical Instruments in a new line of self-contained, untethered devices that would eliminate the need for the power console, control unit and FlexShaft that are required for use of our first-generation products. During the fourth quarter of 2007, we introduced our i60 self-contained hand-held articulating linear stapler, the first of our next-generation products, and in December 2007 we received 510(k) marketing clearance for our iDrive self-contained wireless power and control system, which can be used to power and control our existing linear, right angle and circular staplers.

        We make our i60 and iDrive instruments available without charge to our customers and depend on sales of the reload cartridges used in firing the instrument to generate revenue from this new product. During 2007 and the first quarter of 2008, we have experienced delays in the availability of green reload cartridges due to design and materials engineering problems. The unavailability of green reloads has resulted in lost revenue opportunities and slower than expected adoption of our next generation technology, as some surgeons and institutions are reluctant to employ the new instrument until reload cartridges in both blue and green lengths are commercially available. We currently expect a redesigned green reload cartridge to be available in commercial quantities in the second quarter of 2008. Some early users of our i60 instrument have experienced difficulties, such as problems in consistently operating its articulation feature and in properly seating reload cartridges. Although these may in part be attributable to inadequate training or incorrect technique, they have led in some cases to a negative perception of product quality. Additionally, training of our sales force and the clinical personnel of our customers has taken longer than expected.

        As a result of these factors, we are several months behind in our commercial launch plan for the i60 product. However, we expect to resolve these issues during the second quarter of 2008, and anticipate that reload sales will begin to grow more rapidly in the second half of 2008.

Financial Operations Overview

        The following is a description of the principal components of our sales and expenses and of significant trends and challenges that we believe are important to an understanding of our business and results of operations.

        Sales.    Our SurgASSIST surgical platform includes cutting and stapling devices in a variety of sizes and linear, right angle and circular configurations designed for differing surgical needs. In the original configuration of our system, our Intelligent Surgical Instruments are connected through a flexible shaft, or FlexShaft, to a power console. Our next generation products, beginning with the i60 linear stapler that we introduced in the fourth quarter of 2007, are self-contained hand-held instruments that do not require a FlexShaft or separate power console. In December 2007, we introduced our self-contained, wireless handheld iDrive system, which can be used to power and control our other linear, right angle and circular staplers, without the need for a separate FlexShaft or power console.

        Our Intelligent Surgical Instruments are available as disposable, single-patient devices as well as in a reusable multiple-patient format, using disposable cutting and stapling cartridges in various sizes, which we refer to as reload cartridges.

        Through 2007, most of our revenue has been derived from the sale of our single-patient, disposable Intelligent Surgical Instruments and, to a lesser extent, from the sale of reload cartridges for our reusable Intelligent Surgical Instruments. We expect that, as our installed base of reusable, multiple-patient Intelligent Surgical Instruments grows, sales of reload cartridges will become the largest component of our total sales.

        We make power consoles and related accessories such as remote control units used with our first-generation SurgASSIST system available to institutions at no charge. We instituted a program in 2007 to make our PLC 60 instrument or FlexShaft available to the customer at no cost, in certain cases in exchange for a commitment by the customer to purchase a minimum number of reload cartridges at a higher unit price. We currently make our i60 and iDrive instruments available to customers at no charge, with the expectation that we will derive revenues from sales of the reload cartridges necessary for their use.

        Our future success will depend on our ability to achieve and sustain significant growth in our sales. Our ability to grow our revenues will depend on many factors, including:

  •
  continued growth in market acceptance of our SurgASSIST system;

  •
  continued introduction of our next generation Intelligent Surgical Instruments on a timely basis;

  •
  increased usage of our installed base of multiple-use Intelligent Surgical Instruments, resulting in recurring purchases of our reload cartridges;

  •
  expansion of our sales and marketing organization and recruitment and retention of a sufficient number of qualified sales consultants;

  •
  continued improvements in our supply chain and manufacturing operations to assure the quality and adequate supply of our products; and

  •
  the availability of clinical data to substantiate the long term efficacy and safety of our products, which has not been collected to date.

        Cost of sales.    Cost of sales includes the cost of supplies, components and sub-assemblies that we purchase from third parties and use in the assembly of our products. Cost of sales also includes personnel costs and overhead related to our assembly and test operations, related occupancy, equipment depreciation, shipping costs and charges for inventory obsolescence.

        Our future success will depend on our ability to make significant improvements in our cost of sales as a percentage of sales, or gross margins. Since the introduction of our SurgASSIST system in 2001, our gross margins have ranged from a negative gross margin of (56.9)% in 2002 to a positive gross margin of 14.5% for 2007. Our high cost of sales has been attributable to a number of factors, including product defects that have required rework by us and by our suppliers, a labor-intensive manual assembly process that has resulted in high labor costs, and excess manufacturing capacity in relation to our sales, which has resulted in inefficient absorption of manufacturing overhead.

        Charges associated with write-offs of excess and obsolete inventory, which aggregated $5.7 million between 2003 and 2006, have also contributed to our high cost of sales. Our product development plans sometimes include introductions of new products that overlap functionally with existing products, while offering new or improved capabilities. We anticipate that in some cases, this may lead to a reduction in demand for, or discontinuation of, an existing product. In these circumstances, we must carefully manage our finished goods inventory to ensure that we have quantities of the existing product that are sufficient to meet customer demand pending introduction of the new product, but that do not leave us holding excess or obsolete inventory when a new product supplants the existing one.

        Historically, our cost of sales has included the substantial cost of our power consoles and related accessories, which had a significant adverse effect on our gross margins. We decided in 2005 that it would facilitate market acceptance of our Intelligent Surgical Instruments to make the power consoles and certain related accessories necessary for the use of our Intelligent Surgical Instruments available to institutions in appropriate circumstances at no charge. In light of this change in our business strategy, we recorded a charge to write down the value of our inventory of power consoles to their net realizable value, and the resulting $2.4 million charge significantly increased our cost of sales in 2005. We now include in cost of sales depreciation expense for power consoles and related accessories loaned to customers for their use at no charge. The cost of the i60 and iDrive instruments that we currently make available to customers at no charge is recorded as a charge to cost of sales when the units are shipped to the customer.

        In order to achieve and sustain profitability, we will need to devote substantial resources to improving our procurement and manufacturing processes, upgrading our management information systems, and implementing new quality assurance, inventory and cost controls in order to reduce the cost of the components we purchase from third party vendors and improve the efficiency of our manufacturing operations. We also intend to increase the integration of our manufacturing operations, for example, by acquiring the capital equipment necessary to enable us to more efficiently assemble critical components such as the reload cartridges that are used in our reusable multiple-patient linear staplers. We believe this will enable us to significantly reduce the cost of these components, while also enabling us to better control their supply and quality. However, we cannot assure you that manufacturing yields or costs will not be adversely affected, at least initially, by the transition to in-house production or to new production processes. Because we have limited experience in manufacturing our products in commercial quantities, increasing our manufacturing capacity to support our planned sales growth while significantly improving our gross margins and maintaining product quality will involve significant challenges. The recent departure of our chief operations officer may, in the near term, increase these challenges, as his successor may require a period of transition to become familiar with our operations.

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

        Our sales and marketing expenses have substantially exceeded our sales in each year since 2004, as we have invested in building the sales and marketing organization and administrative infrastructure necessary to support our planned sales growth. During the first quarter of 2008, we have taken steps to reduce our sales and marketing expenses through a reduction in the number of our direct sales personnel, and as a result we do not expect these expenses to grow in 2008 at the same rate they have in recent years.

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

        Interest expense.    Interest expense consists of interest expense on our revolving line of credit, term loans, bridge financing and equipment loans.

Internal Control over Financial Reporting

        Our management has determined that we have a material weakness in our internal control over financial reporting related to our financial statement close process that, until remediated, results in a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. We have concluded that there is a material weakness in our internal control over financial reporting because we do not have a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. The material weakness resulted in the identification of adjustments during the financial statement close process during 2007 that have been recorded in the consolidated financial statements. In order to remediate this material weakness, we are taking the following actions:

  •
  we are actively seeking additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our financial statement close process; and

  •
  we are expanding the training and education of our accounting and finance staff members in an effort to improve their effectiveness.

        Notwithstanding the material weakness that existed as of December 31, 2007, our management has concluded that the consolidated financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with U.S. generally accepted accounting principles.

Backlog

        Our sales in any period are dependent primarily on orders booked and shipped in that period. As a result, we do not currently consider backlog to be an important indicator of sales for any future period. At December 31, 2007, our firm backlog, which consists of all accepted purchase orders for which our customer has specified a delivery date within the next twelve months, was $109,000 compared with $331,000 at December 31, 2006. We expect that in the longer term, as sales of reload cartridges become a more significant element of our business, backlog may become a more meaningful indicator of future sales.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and judgments are inherently subject to uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates, including those related to uncollectible accounts receivable, inventories, recoverability of long-lived assets, stock-based compensation, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position could result. The accounting policies described below are those which, in our opinion, involve the most significant application of judgment, or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations.

        Revenue recognition.    Most of our revenue has been derived from the sale of our single-patient, disposable Intelligent Surgical Instruments and from the sale of reload cartridges for our reusable Intelligent Surgical Instruments. Revenue related to the sale of such individual products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable, and collectibility is reasonably assured, which is generally at the time of shipment upon delivery to a common carrier.

        Historically, we derived a limited amount of revenue from the sale of complete SurgASSIST systems, consisting of one or more Intelligent Surgical Instruments, together with the related power console, FlexShaft and remote control unit. Revenue related to the sale of a complete SurgASSIST system is recognized at the time of shipment upon delivery to a common carrier. Sales of these complete systems have not been significant during any period presented.

        We have generally provided power consoles, FlexShafts, remote control units and mobile carts associated with our first-generation SurgASSIST system to customers at no cost as loaner equipment. In certain cases, we have agreed to transfer title to such systems to the customer upon the customer's purchase of a specified number of disposable Intelligent Surgical Instruments, although the customer is under no obligation to purchase the Intelligent Surgical Instruments. In these instances, we recognize revenue attributable to the complete system as the Intelligent Surgical Instruments are delivered, in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables.

        In 2007, we instituted a program whereby we provided our first-generation Intelligent Surgical Instruments and FlexShafts to customers at no cost. In certain cases, we offer such Intelligent Surgical Instruments and FlexShafts at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, we recognize the revenue ratably over the period of delivery of the reload cartridges in accordance with the guidance of EITF 00-21, as long as such revenue is not contingent on the delivery of the undelivered products. In addition, we currently make our i60 and iDrive instruments available to customers at no charge and without conditions. We recognize revenue related to reload cartridges for such instruments as such reload cartridges are delivered.

        Our customers generally order product using standard purchase orders, and payment terms are 30 days. We provide discounted pricing to our customers based on volume and commitment levels. Allowance for product returns are estimated based on historical experience, and provisions are recorded at the time of shipment. We also provide limited warranties to our customers against material defects in materials and workmanship. Such warranties are generally for a one year period from the date of the shipment. Historically, warranty costs have not been material.

        Allowance for doubtful accounts.    We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. The allowance for doubtful accounts is based on the specific identification of customer accounts that are overdue and for which management has estimated the expectation of actual loss.

        Inventories.    Inventories are valued at the lower of cost or market value. Cost is determined on a first-in, first-out method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs. We assess the valuation of our inventory on a periodic basis and write down the value for estimated excess and obsolete inventory based on estimates of future demand. We define obsolete inventory as inventory that will no longer be used in our manufacturing processes. Excess inventory is defined as inventory in excess of projected usage and is determined using management's best estimate of future demand, based upon information then available to us.

        Long-lived assets.    Intangible assets with definite lives are amortized using the straight-line method and consist mainly of patents. We follow Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to evaluate impairment of intangible assets subject to amortization and other long-lived assets. We periodically evaluate whether current facts or circumstances indicate that the carrying value of such assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the fair value using quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

        Stock-based compensation.    Prior to 2006, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations. Under APB 25, no compensation expense was recognized if the exercise price of our stock options equaled or exceeded the fair value of the underlying common stock at the date of grant. We provided pro forma disclosures in our financial statements as required by SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, related to these fiscal periods prior to January 1, 2006.

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after December 15, 2005. SFAS No. 123(R) requires that an entity measure the fair value of equity-based service awards at the grant date and recognize the cost of such award over the period during which the employee is required to provide service in exchange for the award (vesting period). The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

        We adopted SFAS No. 123(R) on January 1, 2006 using the prospective transition method, which required that all new stock-based awards granted subsequent to adoption be recognized in the financial statements at fair value. We account for equity issued to non-employees in accordance with EITF 96-18, Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18).

        In connection with the preparation of the financial statements included in this report, we retrospectively analyzed the fair value of our common stock at various option grant dates during 2006 and prior to our initial public offering in October 2007. For that purpose, in early 2007 we engaged an unrelated valuation firm, The Baker-Meekins Company, Inc., which we refer to as Baker-Meekins, to provide its opinion as to the fair value per share of our common stock as of stated dates in 2006 and 2007 prior to our initial public offering in October 2007. In performing its analysis, Baker-Meekins used valuation methodologies consistent with the requirements of AICPA Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation. Specifically, Baker-Meekins considered the following methodologies in arriving at its opinion as to the fair value of our common stock:

  •
  analysis of the implied value of our company based upon purchases of our equity securities by unrelated investors;

  •
  an estimate of the value of our company using a discounted cash flow analysis, based upon the present value of anticipated future cash flows, discounted at an appropriate discount rate reflecting the risk inherent in the nvestment; and

  •
  allocation of our company's equity value, as determined by reference to the above analyses, to our outstanding classes of equity securities using the option pricing method.

        Baker-Meekins concluded, in its valuation report dated March 6, 2007, and updated by a supplemental report dated April 5, 2007, that the fair value of our common stock at the stated dates ranged from $4.48 per share to $7.68 per share during 2006, and was $7.68 per share in the second quarter of 2007.

        Since the closing of our initial public offering in October 2007, we have utilized the quoted market price on the date of grant as the fair market value of our common stock within our Black-Scholes option pricing model.

        Based on these estimates of the fair value of our common stock, we estimated that the per-share weighted average fair value of the options granted during 2007 and 2006 was $5.42 in 2007 and $4.16 in 2006, using the Black-Scholes option-pricing model with the following weighted average assumptions, which are based upon company history or industry comparative information:

	Year ended December 31, 2007	Year ended December 31, 2006
Expected dividend yield	0%	0%
Expected volatility	58%	65%
Risk-free interest rates	4.40%	4.70%
Expected life	7 years	7 years

        The expected volatility was calculated for each date of grant based on an alternative method (defined as "calculated value"). We identified similar public entities for which share price information is available and have considered the historical volatility of these entities' share prices in estimated expected volatility. We used the average volatility of these guideline companies over a seven-year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107.

        Compensation expense under SFAS No. 123(R) and EITF 96-18 for the year ended December 31, 2007 related to share-based service awards and performance based grants granted in 2007 and 2006 was $1,010,664, of which $5,063 is included in cost of sales, $92,511 is included in sales and marketing, $28,958 is included in research and development and $884,132 is included in general and administrative expense in the accompanying consolidated statements of operations. We recognize the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of December 31, 2007, exclusive of a performance grant to an executive officer in the second quarter of 2007, was $2,384,483, net of estimated forfeitures, which we expect to recognize over the weighted average period of 2.3 years. Compensation expense under SFAS No. 123(R) and EITF 96-18 for the year ended December 31, 2006 related to share-based service awards granted in 2006 was $190,105, of which $1,193 is included in cost of sales, $40,923 is included in sales and marketing and $147,989 is included in general and administrative expense in the accompanying consolidated statements of operations. We utilized an estimated forfeiture rate of 15% for their 2006 and 2007 grants, based on our historical forfeiture rate as well as an analysis of current market conditions.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Sales	$7,812	$7,881	$11,999
Cost of sales	6,676	10,066	12,346

Gross profit	1,136	(2,185)	(347)
Costs and expenses:
Research and development	6,209	4,682	5,482
Sales and marketing	19,703	13,367	14,630
General and administrative	9,959	7,371	6,331

Loss from operations	(34,735)	(27,605)	(26,790)
Other income (expense):
Interest income	866	544	270
Interest expense	(2,976)	(1,269)	(916)

Total other income (expense)	(2,110)	(725)	(646)

Net loss	$(36,845)	$(28,330)	$(27,436)

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of our sales:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Sales	100.0%	100.0%	100.0%
Cost of sales	85.5	127.7	102.9

Gross profit	14.5	(27.7)	(2.9)
Costs and expenses:
Research and development	79.5	59.4	45.7
Sales and marketing	252.2	169.6	121.9
General and administrative	127.5	93.5	52.8

Loss from operations	(444.7)	(350.2)	(223.3)
Other income (expense):
Interest income	11.1	6.9	2.3
Interest expense	(38.1)	(16.1)	(7.6)

Total other income (expense)	(27.0)	(9.2)	(5.3)

Net loss	(471.7)%	(359.4)%	(228.6)%

Year ended December 31, 2007 compared to year ended December 31, 2006

        Sales.    Our sales decreased by 0.9%, from $7.9 million in 2006 to $7.8 million in 2007. The decrease was the result of the limited availability of our reload cartridges for the PLC 60 product during 2007 and our decision to stop selling our PLC 60 product in the third quarter of 2007 in anticipation of the launch of our new i60 linear stapler which occurred in September 2007.

        Cost of sales and gross profit.    Our cost of sales decreased by 33.7%, from $10.1 million in 2006 to $6.7 million in 2007, and our gross profit increased from a negative gross profit of $2.2 million, or

(27.7)% of sales, in 2006 to $1.1 million, or 14.5% of sales, in 2007. The gross margin improvements reflect the benefits of switching from contract manufacturing to self manufacturing for certain of our products, increased efficiencies of our manufacturing operations and, to a lesser extent, lower charges for inventory obsolescence in 2007. Our gross margins may experience fluctuations from period to period until we are able to realize further economies of scale in our purchasing and manufacturing process.

        Research and development expenses.    Our research and development expenses increased by 32.6%, from $4.7 million in 2006 to $6.2 million in 2007. The increase was due primarily to an increase of $0.8 million in our prototype, component and validation costs associated with the introduction of our i60 and iDrive products during 2007 and to an increase of $0.5 million in compensation and related costs due to increased headcount in our research and development staff.

        Sales and marketing expenses.    Our sales and marketing expenses increased by 47.4%, from $13.4 million in 2006 to $19.7 million in 2007. The increase was due to the planned rapid growth of our domestic and international sales force, which resulted in higher compensation and recruiting costs. In addition, we incurred approximately $1.4 million of sales sample expense associated with placing the recently approved i60 and iDrive instruments with the larger sales force.

        General and administrative expenses.    Our general and administrative expenses increased by 35.1%, from $7.4 million in 2006 to $10.0 million in 2007. The increase is the result of higher stock-based compensation expense of approximately $0.7 million during 2007, increased costs associated with becoming a public company in the fourth quarter of 2007 and increased compensation and related costs due to increased headcount in our executive management staff.

        Interest income.    Our interest income increased 59.3%, from $0.5 million in 2006 to $0.9 million in 2007, as a result of our higher cash balances during 2007.

        Interest expense.    Our interest expense increased by 134.6%, from $1.3 million in 2006 to $3.0 million in 2007. The increase was the result of higher indebtedness during 2007, primarily related to our $25.0 million of convertible notes issued in March 2007.

Year ended December 31, 2005 compared to year ended December 31, 2006

        Sales.    Our sales decreased by 34.3%, from $12.0 million in 2005 to $7.9 million in 2006. The decrease was largely the result of our inability to fulfill demand for our products on a timely basis in the last three quarters of 2006, due primarily to manufacturing and supply chain problems that affected the availability of our RALC 45 right angle linear cutter and delays in the introduction of our PLC 60 linear stapler, which resulted in cancellation and postponement of orders and the loss of significant sales opportunities.

        Cost of sales and gross profit.    Our cost of sales decreased by 18.5%, from $12.3 million in 2005 to $10.1 million in 2006, but increased as a percentage of sales. Our gross profit decreased from a loss of $347,000, or 2.9% of sales, in 2005 to a loss of $2.2 million, or 27.7% of sales in 2006. The decrease in dollar amount was attributable primarily to the lower volume of product sales in 2006. The decrease in our gross profit and our gross margin percentage was attributable to inefficiencies associated with the start up of our manufacturing facility.

        Research and development expenses.    Our research and development expenses decreased by 14.6%, from $5.5 million in 2005 to $4.7 million in 2006, but increased as a percentage of sales from 45.7% in 2005 to 59.4% of sales in 2006. The decrease in dollar amount was due to expense control measures that we instituted in response to our declining sales, offset in part by increased costs of prototypes for our new PLC 60 product. The increase as a percentage of sales was due to our reduced sales.

        Sales and marketing expenses.    Our sales and marketing expenses decreased by 8.6%, from $14.6 million in 2005 to $13.4 million in 2006, but increased as a percentage of sales from 121.9% of sales in 2005 to 169.6% of sales in 2006. The decrease in dollar amount was due primarily to lower sales commissions of approximately $774,000 due to a decrease in sales and a decrease in recruiting costs of approximately $175,000 due to a reduction in the number of new hires of sales personnel, which was partly offset by stock-based compensation of $41,000 in 2006 as a result of our adoption of SFAS 123(R). The increase as a percentage of sales was due to our reduced sales.

        General and administrative expenses.    Our general and administrative expenses increased by 16.4%, from $6.3 million in 2005 to $7.4 million in 2006, and increased as a percentage of sales from 52.8% of sales in 2005 to 93.5% of sales in 2006. The increase in dollar amount was due primarily to an increase in legal fees of $258,000, an increase in accounting fees of $195,000, an increase in depreciation expense of $294,000, and an increase in recruiting expense of $94,000. In addition, we recorded stock-based compensation of $148,000 in 2006 as a result of our adoption of SFAS 123(R). These increases were offset by a decrease in rent expense of $189,000.

        Interest income.    Interest income increased by 101.3%, from $270,000 in 2005 to $544,000 in 2006, primarily as a result of higher cash balances attributable to a private placement of our convertible preferred stock in August 2006.

        Interest expense.    Interest expense increased by 38.5%, from $916,000 in 2005 to $1.3 million in 2006 as a result of increased borrowing, including bridge debt financing that preceded our private placement of preferred stock in 2006.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through private placements of our redeemable preferred stock, unsecured borrowings from our stockholders, a credit facility and, more recently, the issuance in March 2007 of our convertible notes in the aggregate principal amount of $25.0 million, and our initial public offering in October 2007, which generated net proceeds of $42.0 million. Our principal source of liquidity as of December 31, 2007 consisted of our cash and cash equivalents of $36.6 million and our accounts receivable balance of $1.5 million.

        In 2007, our operating activities used $32.0 million in cash, due primarily to our net operating loss of $36.8 million. We used cash of $0.7 million for prepaid expenses and other assets, and $2.9 million for inventory, primarily raw materials and components required for assembly of our PLC 60, i60 and iDrive instruments and reload cartridges, which we have increasingly assembled ourselves rather than purchasing them as completed products from contract manufacturers. These uses were partially offset by a $1.8 million increase in accounts payable due to an overall increase in business expenses of the company, and a $2.5 million increase in accrued expenses, primarily related to interest expense related to our issuance of convertible notes in March 2007 and an overall increase in purchases in the fourth quarter of 2007. Our non-cash expenses of approximately $4.0 million included depreciation and amortization of $2.4 million and stock-based compensation of $1.0 million. We used $5.6 million in our investing activities, primarily consisting of purchases of property and equipment of $2.0 million and an increase in restricted cash of $3.2 million, attributable to interest payments required to be deposited in escrow pursuant to our convertible note agreements and approximately $0.7 million related to a bank guarantee we furnished as a condition to obtaining a stay of enforcement in our pending patent litigation in Germany. Our financing activities provided $65.8 million of cash, including $23.3 million of net proceeds from the issuance of our convertible notes, and $42.6 million from the issuance of common stock, primarily from our initial public offering.

        In 2006, our operating activities used $24.7 million in cash, due to our net operating loss of $28.3 million, which was partly offset by a net positive change in our operating assets and liabilities of

$1.1 million, which was primarily due to a $1.8 million reduction in inventory, attributable to a deliberate effort by us to reduce our inventory levels in 2006 as well as to the exhaustion by the end of 2006 of our inventory of SLC 55 and PLC 75 products, and to a $0.6 million increase in accrued compensation and other accrued expenses. These changes more than offset a $1.3 million use of cash to reduce our accounts payable during 2006 as a result of more restrictive payment terms required by some of our vendors, many of whom were new suppliers with which we had not yet established a credit history. We have generally experienced more favorable credit terms in 2007. We incurred non-cash expenses of $2.0 million for depreciation and amortization. Other significant non-cash expense items included $0.2 million of stock-based compensation expense as a result of our adoption during 2006 of SFAS 123(R). We also used $1.6 million in our investing activities, primarily consisting of purchases of property and equipment of $1.4 million. Our financing activities provided $27.2 million of cash, including $37.2 million of net proceeds from the issuance of preferred stock, warrants and bridge loans, offset in part by our repayment of long-term debt and capital leases of $10.1 million.

        We believe that our cash and cash equivalents will be sufficient to meet our anticipated cash requirements through at least January 1, 2009, however, there can be no assurance in this regard. If necessary, we have the intent and ability to reduce spending in 2008 by controlling costs that are within management's discretion. Such costs include certain sales and marketing costs, clinical research costs, employee bonuses, professional education, and capital expenditures. Our future cash requirements will depend on many factors, including our rate of sales growth, if any, the timing and extent of spending to support new product development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products and the amount and timing of capital investments we make and cost we incur to expand our manufacturing capacity. Our ability to meet our obligations in the normal course of business beyond January 1, 2009 will be dependent on our increasing our customer and revenue base, controlling expenses and securing additional external financing. We have made no arrangements to obtain additional financing, and there can be no assurance that such financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency.

Contractual Obligations

        Set forth below is information concerning our known contractual obligations as of December 31, 2007.

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Long-term debt(1)	$30,800	$1,829	$28,808	$157	$7
Operating leases	3,060	721	1,445	894	—

Total	$33,860	$2,550	$30,253	$1,051	$7

(1)
Includes payments due to the holders of our convertible notes issued in March 2007. The $25.0 million principal amount of our convertible notes is due in March 2010. Interest is payable semi-annually in arrears. In March 2007, we deposited in escrow cash in an amount sufficient to pay the first four semi-annual interest payments. Of the payments for long-term debt identified above, the escrow deposit will fund $1.8 million of the amount due within less than one year, and $0.9 million of the amount due within one to three years.

Recent Accounting Pronouncements

        FIN 48.    In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

        We do not believe that there are any other recently issued but not yet effective accounting pronouncements that, if adopted by us, would have a material effect on the accompanying financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to market risk in the ordinary course of business, which consists primarily of interest rate risk associated with our cash and cash equivalents and debt and foreign exchange rate risk.

        Interest rate risk.    The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk. Our investments have limited exposure to market risk. To minimize this risk, we maintain our portfolio of cash and cash equivalents in a variety of investments, consisting primarily of bank deposits, money market funds and short-term government funds. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to this investment portfolio, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

        The interest rate on our convertible notes is currently fixed and therefore exposes us to limited market risk.

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

Item 8.    Financial Statements and Supplementary Data.

Power Medical Interventions, Inc.
Index To Consolidated Financial Statements
Contents

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Power Medical Interventions, Inc.

        We have audited the accompanying consolidated balance sheets of Power Medical Interventions, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Medical Interventions, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that Power Medical Interventions, Inc. will continue as a going concern. As more fully described in Note 1, the Company has an accumulated deficit and has continued to incur operating losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed in Note 2 to the consolidated financial statements, Power Medical Interventions, Inc. changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania March 21, 2008,

Power Medical Interventions, Inc.

Consolidated Balance Sheets

	December 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$36,592,220	$8,684,341
Restricted cash	1,750,000	—
Accounts receivable less allowance of $120,000 and $173,000 in 2007 and 2006 respectively	1,514,776	1,654,815
Inventory	7,371,205	4,475,693
Prepaid expenses and other current assets	1,178,493	497,959
Deferred equity offering costs	—	51,807

Total current assets	48,406,694	15,364,615
Property and equipment, net	4,713,010	4,871,450
Intangibles, net	965,303	757,894
Deferred financing fees	1,276,010	—
Other assets	261,862	268,569
Restricted cash	2,350,071	879,310

Total assets	$57,972,950	$22,141,838

Liabilities and shareholders' equity (deficit)
Current liabilities:
Accounts payable	$4,422,198	$2,582,196
Accrued expenses	4,506,748	2,172,459
Current portion of long-term debt	69,230	75,610

Total current liabilities	8,998,176	4,830,265
Long-term debt, net of current portion	24,742,891	376,826
Deferred rent, net of current portion	691,873	765,918

Total liabilities	34,432,940	5,973,009
Redeemable convertible preferred stock, $.001 par value:
Series A—authorized, issued and outstanding shares—22,668,764 at December 31, 2006	—	18,244,492
Series B—authorized, issued and outstanding shares—47,489,822 at December 31, 2006	—	42,893,061
Series C—authorized shares—22,935,780 at December 31, 2006; issued and outstanding shares—21,223,750 at December 31, 2006	—	17,789,085
Series D—authorized shares—50,954,779; issued and outstanding shares—50,596,158 at December 31, 2006	—	37,271,570

Total redeemable convertible preferred stock	—	116,198,208
Shareholders' equity (deficit):
Common stock, $.001 par value:
Authorized shares—200,000,000 and 260,000,000 at December 31, 2007 and December 31, 2006, respectively; issued and outstanding shares—17,107,052 and 3,757,755 at December 31, 2007, and December 31, 2006, respectively	17,107	3,758
Additional paid-in capital	197,733,981	37,188,432
Accumulated other comprehensive loss	(300,184)	(155,533)
Accumulated deficit	(173,910,894)	(137,066,036)

Total shareholders' equity (deficit)	23,540,010	(100,029,379)

Total liabilities, redeemable convertible preferred stock, and shareholders' equity (deficit)	$57,972,950	$22,141,838

See notes to consolidated financial statements.

Power Medical Interventions, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2007	2006	2005
Sales	$7,812,055	$7,881,210	$11,998,676
Cost of sales	6,675,598	10,066,218	12,345,617

	1,136,457	(2,185,008)	(346,941)
Costs and expenses:
Research and development	6,208,962	4,682,220	5,482,311
Sales and marketing	19,703,140	13,367,378	14,629,572
General and administrative	9,959,390	7,371,190	6,331,015

	35,871,492	25,420,788	26,442,898

Operating loss	(34,735,035)	(27,605,796)	(26,789,839)
Other income (expense):
Interest income	866,173	543,853	270,204
Interest expense	(2,975,996)	(1,268,496)	(916,460)

Total other income (expense)	(2,109,823)	(724,643)	(646,256)

Net loss	$(36,844,858)	$(28,330,439)	$(27,436,095)
Accretion of preferred stock	(7,549,776)	(7,108,267)	(4,808,425)

Net loss applicable to common shares	$(44,394,634)	$(35,438,706)	$(32,244,520)
Net loss per common share:
Basic and diluted	$(7.34)	$(9.44)	$(8.90)

Weighted average number of common shares outstanding:
Basic and diluted	6,047,699	3,755,709	3,621,069

See notes to consolidated financial statements.

Power Medical Interventions, Inc.

Consolidated Statements of Redeemable Convertible
Preferred Stock and Shareholders' Equity (Deficit)

					Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock						Accumulated Other Comprehensive Loss
					Common Stock	Additional Paid-in Capital		Accumulated Deficit
	Series A	Series B	Series C	Series D					Total
Balance, December 31, 2004	$16,150,239	$35,837,453	$—	$—	$3,452	$43,681,530	$205,752	$(81,299,502)	$(37,408,768)
Exercise of Common Stock Options	—	—	—	—	21	185,198	—	—	185,219
Issuance of Restricted Stock	—	—	—	—	—	400	—	—	400
Exercise of Common Stock Warrants	—	—	—	—	279	3,283,972	—	—	3,284,251
Issuance of Common Stock Warrants	—	—	—	—	—	73,266	—	—	73,266
Issuance of Series C Redeemable Convertible Preferred Stock, net of offering costs	—	—	16,534,482	—	—	—	—	—	—
Accretion of Series A Redeemable Convertible Preferred Stock to Redemption Value	1,046,812	—	—	—	—	(1,046,812)	—	—	(1,046,812)
Accretion of Series B Redeemable Convertible Preferred Stock to Redemption Value	—	3,527,793	—	—	—	(3,527,793)	—	—	(3,527,793)
Accretion of Series C Redeemable Convertible Preferred Stock to Redemption Value	—	—	233,820	—	—	(233,820)	—	—	(233,820)
Net loss	—	—	—	—	—	—	—	(27,436,095)	(27,436,095)
Cumulative translation adjustment	—	—	—	—	—	—	(428,293)	—	(428,293)

Total comprehensive loss									(27,864,388)

Balance, December 31, 2005	17,197,051	39,365,246	16,768,302	—	3,752	42,415,941	(222,541)	(108,735,597)	(66,538,445)
Exercise of Common Stock Options	—	—	—	—	1	4,658	—	—	4,659
Issuance of Restricted Stock	—	—	—	—	5	22,395	—	—	22,400
Issuance of Common Stock Warrants	—	—	—	—	—	186,432	—	—	186,432
Issuance of Series D Redeemable Convertible Preferred Stock and Common Stock Warrants, net of offering costs	—	—	—	35,759,342	—	1,477,168	—	—	1,477,168
Accretion of Series A Redeemable Convertible Preferred Stock to Redemption Value	1,047,441	—	—	—	—	(1,047,441)	—	—	(1,047,441)
Accretion of Series B Redeemable Convertible Preferred Stock to Redemption Value	—	3,527,815	—	—	—	(3,527,815)	—	—	(3,527,815)
Accretion of Series C Redeemable Convertible Preferred Stock to Redemption Value	—	—	1,020,783	—	—	(1,020,783)	—	—	(1,020,783)
Accretion of Series D Redeemable Convertible Preferred Stock to Redemption Value	—	—	—	1,512,228	—	(1,512,228)	—	—	(1,512,228)
Stock based compensation	—	—	—	—	—	190,105	—	—	190,105
Net loss	—	—	—	—	—	—	—	(28,330,439)	(28,330,439)
Cumulative translation adjustment	—	—	—	—	—	—	67,008	—	67,008

Total comprehensive loss									(28,263,431)

Balance, December 31, 2006	18,244,492	42,893,061	17,789,085	37,271,570	3,758	37,188,432	(155,533)	(137,066,036)	(100,029,379)

Exercise of Common Stock Options	—	—	—	—	3	18,046	—	—	18,049
Issuance of Restricted Stock	—	—	—	—	—	1,265	—	—	1,265
Issuance of Common Stock Warrants	—	—	—	—	—	747,192	—	—	747,192
Exercise of Common Stock Warrants	—	—	—	—	45	621,070	—	—	621,115
Accretion of Series A Redeemable Convertible Preferred Stock to Redemption Value	873,351	—	—	—	—	(873,351)	—	—	(873,351)
Accretion of Series B Redeemable Convertible Preferred Stock to Redemption Value	—	2,939,863	—	—	—	(2,939,863)	—	—	(2,939,863)
Accretion of Series C Redeemable Convertible Preferred Stock to Redemption Value	—	—	850,685	—	—	(850,685)	—	—	(850,685)
Accretion of Series D Redeemable Convertible Preferred Stock to Redemption Value	—	—	—	2,885,877	—	(2,885,877)	—	—	(2,885,877)
Issuance of Common Stock in connection with initial public offering	—	—	—	—	4,428	41,959,242	—	—	41,963,670
Conversion of Preferred Stock to Common	(19,117,843)	(45,832,924)	(18,639,770)	(40,157,447)	8,873	123,739,111	—	—	123,747,984
Stock based compensation	—	—	—	—	—	1,009,399	—	—	1,009,399
Net loss	—	—	—	—	—	—	—	(36,844,858)	(36,844,858)
Cumulative translation adjustment	—	—	—	—	—	—	(144,651)	—	(144,651)

Total comprehensive loss	—	—	—	—	—	—	—	—	(36,959,510)

Balance, December 31, 2007	$—	$—	$—	$—	$17,107	$197,733,981	$(300,184)	$(173,910,894)	$23,540,010

See notes to consolidated financial statements.

Power Medical Interventions, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(36,844,858)	$(28,330,439)	$(27,436,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,407,583	1,971,876	1,388,390
Amortization of debt discount and deferred financing fees	612,141	270,369	14,246
Loss on the disposal of property and equipment	3,492	60,894	12,556
Stock-based compensation	1,010,664	211,705	—
Changes in operating assets and liabilities:
Accounts receivable	161,345	73,918	(351,496)
Inventory	(2,852,898)	1,823,790	(1,702,895)
Prepaid expenses and other assets	(658,654)	(1,769)	(502,685)
Accounts payable	1,753,999	(1,317,607)	1,555,578
Accrued expenses	2,456,858	576,371	(199,927)
Deferred rent	(74,045)	(78,963)	826,016

Net cash used in operating activities	(32,024,373)	(24,739,855)	(26,396,312)
Investing activities
Proceeds from disposal of assets	—	6,000	—
Purchase of property and equipment	(2,022,903)	(1,449,621)	(4,699,466)
Patent application costs	(399,542)	(252,265)	(276,292)
Change in restricted cash	(3,220,897)	140,960	—

Net cash used in investing activities	(5,643,342)	(1,554,926)	(4,975,758)
Financing activities
Repayments on long-term debt	(79,927)	(10,067,914)	(12,500,000)
Proceeds of long-term debt, net	23,298,654	—	10,520,350
Principal payments on capital lease obligations	—	(12,353)	(33,278)
Net proceeds from the issuance of preferred stock, warrants, and bridge loans	—	37,236,510	16,534,482
Net proceeds from the issuance of common stock and exercise of common stock warrants and options	42,619,479	5,459	3,469,870

Net cash provided by financing activities	65,838,206	27,161,702	17,991,424
Effect of exchange rate changes on cash and cash equivalents	(262,612)	(115,181)	(318,725)
Net increase (decrease) in cash and equivalents	27,907,879	751,740	(13,699,371)
Cash and cash equivalents, beginning of period	8,684,341	7,932,601	21,631,972

Cash and equivalents, end of period	$36,592,220	$8,684,341	$7,932,601

Supplemental disclosure of cash flow information:
Cash paid for interest	$895,926	$1,104,108	$987,281

Supplemental disclosure of non-cash investing activities:
Transfer of equipment from inventory to property, plant and equipment	$—	$—	$456,374

See notes to consolidated financial statements.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

1. Business

        Power Medical Interventions, Inc. (the Company), a Delaware corporation, is a medical device company that designs, manufactures and markets the SurgASSIST® system of computer-assisted, power-actuated endomechanical surgical instruments, referred to as Intelligent Surgical Instruments™. Surgeons use Intelligent Surgical Instruments for cutting, stapling and tissue manipulation in a variety of procedures in open surgery, minimally invasive surgery, or MIS, and in the emerging field of natural orifice translumenal endoscopic surgery, or NOTES. To date, the majority of the Company's efforts have been devoted to research and development, raising capital, recruiting personnel, and the commercialization of products and the commencement of manufacturing activities.

        The Company has wholly owned subsidiaries in Germany, Power Medical Interventions Deutschland GmbH; in France, Power Medical Interventions France; and in Japan, Power Medical Interventions Japan, which conduct sales and marketing operations. The Company also has a dormant U.S. subsidiary, Power Medical Vascular, Inc.

        The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company incurred net losses of $36,844,858, $28,330,439, and $27,436,095 for the years ended December 31, 2007, 2006 and 2005, respectively, and has an accumulated deficit of $173,910,894 at December 31, 2007. Losses are expected to continue at least through 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken will provide for the Company to continue as a going concern through at least January 1, 2009, however there can be no assurance in this regard. Such actions include the reduction of spending during 2008 by controlling costs that are within management's discretion. Such costs include certain sales and marketing costs, clinical research costs, employee bonuses, professional education, and capital expenditures. The Company's ability to meet its obligations in the normal course of business up through and beyond January 1, 2009 will be dependent on the Company securing additional external financing, increasing its customer and revenue base and controlling expenses. There is no assurance that the Company will be able to increase revenues and its customer base or secure additional extended financing under commercially reasonable terms or conditions or at all.

2. Summary of Significant Accounting Policies

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Reverse stock split

        The accompanying financial statements reflect a 1-for-16 reverse stock split of the Company's common stock, approved by the board of directors and stockholders of the Company and made effective by an amendment to the Company's certificate of incorporation on October 5, 2007. All share and per share information herein that relates to the Company's common stock has been retroactively restated to reflect the reverse stock split.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign currency translation

        The Company has foreign subsidiaries in Germany, France, and Japan whose local currencies have been determined to be the functional currency. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date, while income and expenses are translated using average rates that prevailed during the period. The gains or losses that result from this process are shown as cumulative translation adjustments within accumulated other comprehensive loss.

Cash and cash equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Property and equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Computer software and equipment	3-5 years
Machinery and equipment	3-5 years
Loaner equipment	3 years
Furniture and fixtures	7 years

        Repair and maintenance costs are expensed as incurred. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation expense on loaner equipment is included in cost of sales in the accompanying consolidated statements of operations.

Intangibles and other assets

        Intangible assets with definite lives are amortized using the straight-line method and consist mainly of patents.

        During 2007, 2006, and 2005, the Company capitalized costs of approximately $390,000, $252,000, and $276,000, respectively, related to patent costs. Amortization is recorded over the shorter of the patent term or the estimated economic life of the patent.

        The Company follows Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to evaluate impairment of intangible assets subject to amortization and other long-lived assets. The Company periodically evaluates whether current facts or circumstances indicate that the carrying value of such assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the fair value using quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

Research and development

        Research and development costs are expensed as incurred.

Concentration of credit risk and allowance for doubtful accounts

        Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions to mitigate this credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable and estimable that a receivable will not be collected. Past-due status is based on contractual terms. Past-due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. One customer accounted for approximately 15% of accounts receivable at December 31, 2007 and during 2007 no one customer accounted for greater than 10% of sales. One customer accounted for approximately 13% of accounts receivable at December 31, 2006 and during 2006 no one customer accounted for greater than 10% of sales. The following table summarizes the changes in the Company's allowance for doubtful accounts for the period indicated.

	Year ended December 31,
	2007	2006	2005
Balance at the beginning of the period	$173,070	$99,640	$100,000
Amounts to expense	52,694	325,231	8,942
Accounts written off	(105,764)	(251,801)	(9,302)

Balance at the end of the period	$120,000	$173,070	$99,640

Revenue recognition

        The Company's SurgASSIST surgical platform includes cutting and stapling devices in a variety of sizes and linear, right angle and circular configurations designed for differing surgical needs, which the Company refers to as Intelligent Surgical Instruments. The Company's Intelligent Surgical Instruments are available as disposable, single-patient devices as well as in a reusable multiple-patient format which can be autoclaved and used in multiple cases. The Company's reusable Intelligent Surgical Instruments use disposable cutting and stapling cartridges in various sizes, which the Company refers to as reload cartridges.

        In the original configuration of the SurgASSIST system, Intelligent Surgical Instruments must be connected through a flexible shaft, or FlexShaft, to a power console and, in some cases, a separate remote control unit. The Company's next generation products, beginning with the i60 linear stapler that was introduced in the fourth quarter of 2007, are self-contained hand held instruments that do not require a FlexShaft or separate power console.

        Most of the Company's revenue historically has been derived from the sale of single-patient, disposable Intelligent Surgical Instruments and from the sale of reload cartridges for reusable Intelligent Surgical Instruments. Revenue related to the sale of such individual products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable, and collectibility is reasonable assured, which is generally at the time of shipment upon delivery to a common carrier.

        The Company also derived a limited amount of revenue from the sale of complete SurgASSIST systems, consisting of one or more Intelligent Surgical Instruments, together with the related power console, FlexShaft and remote control unit. Revenue related to the complete sale of a SurgASSIST system is recognized at the time of shipment upon delivery to a common carrier. Sales of these complete systems have not been significant during any period presented.

        The Company has historically provided power consoles, FlexShafts, remote control units and mobile carts associated with its first-generation SurgASSIST system to customers at no cost as loaner equipment. In addition, the Company has in certain cases agreed to transfer title to such systems to the customer upon the customer's purchase of a specified number of disposable Intelligent Surgical Instruments although the customer is under no obligation to purchase the Intelligent Surgical Instruments. In these instances, the Company recognizes revenue attributable to the complete system as the Intelligent Surgical Instruments are delivered, in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables.

        In 2007, the Company instituted a program whereby it may provide reusable Intelligent Surgical Instruments and FlexShafts to customers at no cost. In certain cases, the Company offers such Intelligent Surgical Instruments and FlexShafts at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, the Company recognizes the revenue ratably over the period of delivery of the reload cartridges in accordance with the guidance of EITF 00-21, as long as such revenue is not contingent on the delivery of the undelivered products. In addition, the Company currently makes its i60 and iDrive instruments available to customers at no cost without conditions. The Company recognizes revenue related to reload cartridges for such instruments as such reload cartridges are delivered.

        The Company's customers generally order product using standard purchase orders and payment terms are 30 days. The Company provides discounted pricing to its customers based on volume and commitment levels. Allowance for product returns are estimated based on historical experience and provisions are recorded at the time of shipment. The Company also provides limited warranties to its customers against material defects in materials and workmanship. Such warranties are generally for a one year period from the date of shipment. Historically, warranty costs have not been material.

        During 2007, the Company's revenues were from customers located in North America (82%) and Europe (18%). During 2006, the Company's revenues were from customers located in North America (79%) and Europe (21%).During 2005, the Company's revenues were from customers located in North America (71%) and Europe (24%) and Asia (5%). Amounts billed to customers for shipping and handling of products are included in sales. Costs incurred related to shipping and handling are included in cost of sales.

Inventory

        Inventory is stated at the lower of cost or market value, with cost being determined on a first-in, first-out (FIFO) basis and market value based on the lower of replacement cost, or the estimated net realizable value, reduced by an allowance for a normal profit margin. Inventory consists of the following:

	December 31
	2007	2006
Raw materials	$3,861,162	$2,575,848
Work in process	1,066,864	589,630
Finished goods	2,443,179	1,310,215

	$7,371,205	$4,475,693

        During the years ended December 31, 2007, 2006, and 2005, the Company recorded inventory obsolescence charges in the amount of approximately $506,000, $585,000, and $2,800,000, respectively. Such charges are reflected in cost of sales in the accompanying consolidated statements of operations.

Fair value of financial instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. Their respective carrying amounts approximate fair value due to their short-term nature. The fair value of the debt instruments approximates their carrying amounts, as the interest rates reflect the market rates currently available to the Company.

Income taxes

        The provision for income taxes is determined using the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted income tax rates and laws that will be in effect when the differences are expected to reverse.

Stock based compensation

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

        The Company estimated the fair value of its common stock during 2006 by utilizing a retrospective, third party valuation performed by The Baker-Meekins Company, Inc. (Baker-Meekins). The Company estimated the fair value of its common stock during 2007 prior to its initial public offering in October 2007 by utilizing a contemporaneous third party valuation performed by Baker-Meekins. Subsequent to the completion of the initial public offering, the Company utilizes the quoted market price as the fair value of its common stock. The valuation methodology utilized by Baker-Meekins relied primarily on the "income approach" to estimate enterprise value. The income approach involves projecting future cash flows and discounting them to present value using a discount rate based on a risk adjusted weighted average cost of capital of comparable companies. The projection of future cash flows and the determination of an appropriate discount rate involve a significant level of judgment. In order to allocate the enterprise value to the various securities that comprise the Company's capital structure, the option-pricing method was used. The 2007 Baker-Meekins valuation yielded a fair value of $7.68 during the second quarter of 2007 and the retrospective valuation of the Company's common stock yielded a range of fair values of $4.48 to $7.68 during 2006. The options granted during the second quarter of 2007 include 380,068 options granted to an executive officer which are performance based and vest only upon the achievement of certain corporate performance targets in 2007. See Note 8 for further information on the performance grant to an executive officer.

        The per-share weighted average fair value on the date of grant of the options granted was estimated at $5.42 during 2007 and $4.16 during 2006 using the Black-Scholes option-pricing model with the following weighted average assumptions, which are based upon Company history or industry comparative information:

	Year ended December 31,
	2007	2006
Expected dividend yield	0%	0%
Expected volatility	58%	65%
Risk-free interest rates	4.40%	4.70%
Expected life	7 years	7 years

        The expected volatility was calculated for each date of grant based on an alternative method (defined as "calculated value"). The Company identified similar public entities for which share price information is available and has considered the historical volatility of these entities' share prices in estimating expected volatility. The Company used the average volatility of these guideline companies over a seven year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107. Compensation expense under SFAS No. 123(R) and EITF 96-18 for the year ended December 31, 2007 related to share-based service awards and performance based grants granted in 2007 and 2006 was $1,010,664, of which $5,063 is included in cost of sales, $92,511 is included in sales and marketing, $28,958 is included in research and development and $884,132 is included in general and administrative expense in the accompanying consolidated statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total compensation cost of options granted but not yet vested as of December 31, 2007, exclusive of the performance grant to an executive officer in the second quarter of 2007, was $2,384,483, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 2.3 years. Compensation expense under SFAS No. 123(R) and EITF 96-18 for the year ended December 31, 2006 related to share-based service awards granted in 2006 was $190,105, of which $1,193 is included in cost of sales, $40,923 is included in sales and marketing and $147,989 is included in general and administrative expense in the accompanying consolidated statements of operations. The Company utilized an estimated forfeiture rate of 15% for their 2006 and 2007 grants, based on the Company's historical forfeiture rate as well as an analysis of current market conditions.

        Prior to 2006, the Company accounted for its stock-based compensation plans in accordance with APB 25 and the related interpretations. Under APB 25, no compensation expense is recognized if the exercise price of the Company's stock options equals or exceeds the fair value of the underlying common stock at the date of grant. As the Company had used the minimum value method for valuing its stock options under the disclosure requirements of SFAS 123, all options granted prior to January 1, 2006 continue to be accounted for under APB 25. Additionally, the pro forma disclosures that were required under the original provisions of FSAS No. 123 are no longer required for outstanding awards accounted for under the intrinsic-value method of APB 25 in periods after adoption of SFAS No. 123(R).

Recent accounting pronouncement

        In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption did not have a material impact on its consolidated financial statements.

Redeemable convertible preferred stock

        The Company accounts for stock subject to provisions for redemption that are outside of its control as mezzanine equity. These securities are recorded at fair value at the date of issue and are accreted to the minimum redemption amount at each balance sheet date. The resulting increases in the carrying amount of the redeemable stock are reflected through decreases in additional paid-in capital.

        The Company accounts for redeemable convertible preferred stock and the related common stock warrants in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities SFAS 133, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (EITF 00-19). Pursuant to this guidance, the Company has concluded that the conversion and redemption features of the redeemable convertible preferred stock are not embedded derivatives that need to be bifurcated from the host instrument and separately valued. In addition, the Company has accounted for its detachable common stock warrants as a component of stockholder's equity in accordance with the guidance of EITF 00-19.

Net loss attributable to common shares

        The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the "treasury stock" and/or "if converted" methods as applicable.

        The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31, 2007	December 31, 2006	December 31, 2005
Redeemable convertible preferred stock	—	8,873,412	5,711,396
Convertible senior secured promissory notes	2,643,175	—	—
Common stock warrants	1,137,864	1,150,549	710,242
Common stock options outstanding	1,728,844	1,216,729	1,142,267
Common stock options available for grant	643,510	257,093	185,001

Total	6,153,393	11,497,783	7,748,906

        If the outstanding options, warrants, and preferred stock were exercised or converted into common stock, the result would be anti-dilutive, due to the company's loss position in all periods presented. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations.

Segment information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

        The Company's German operations accounted for approximately 15% of consolidated sales in 2007 and 18% in both 2006 and 2005, respectively. The Company's French operations accounted for approximately 3% of sales in 2007 and 2006 and 0.3% of consolidated sales in 2005. The Company's Japan operations accounted for approximately 0.2% of sales in 2007. There were minimal sales in 2006 and no Japanese sales in 2005. In addition, approximately 4% and 5% of the Company's consolidated assets are located in Germany at December 31, 2007 and 2006, and approximately 0.8% and 0.1% of the Company's consolidated assets are located in France at December 31, 2007 and 2006, respectively. Japanese operations commenced in December 2006 and approximately 0.7% of the Company's consolidated assets are located in Japan.

3. Property and Equipment

        Property and equipment consist of the following:

	December 31
	2007	2006
Machinery and equipment	$5,376,517	$4,344,844
Loaner equipment	856,134	632,110
Leasehold improvements	2,471,949	2,202,394
Computer equipment and software	1,693,886	1,341,356
Furniture and fixtures	894,188	770,734
Office equipment	185,734	168,906

	11,478,408	9,460,344
Less accumulated depreciation	(6,765,398)	(4,588,894)

	$4,713,010	$4,871,450

        During the years ended December 31, 2007, 2006, and 2005 the Company recognized approximately $2,185,000, $1,971,000 and $1,389,000 respectively, of depreciation expense in the accompanying consolidated statements of operations.

4. Accrued Expenses

        Accrued expenses consist of the following:

	December 31
	2007	2006
Accrued interest	$1,463,194	$—
Accrued purchases	1,271,125	605,252
Accrued compensation	801,377	423,444
Accrued professional fees	496,159	330,512
Legal reserve	100,000	285,000
Deferred rent	187,711	149,003
Other	187,182	379,248

	$4,506,748	$2,172,459

5. Letter of Credit and Restricted Cash

        During 2004, the Company entered into a new lease agreement for its headquarters and principal operating facility, which commenced January 1, 2005. Per the terms of the agreement, the Company was required to furnish a letter of credit in the amount of $1,020,000. The Company pledged $1,020,000 of cash as collateral for the letter of credit. The letter of credit and the amount of restricted cash will be reduced annually under the provisions of the lease. During 2006, the letter of credit and related cash collateral was reduced to $879,310. During the first quarter of 2007, the letter of credit and cash collateral further reduced to $738,621. During March 2007, the Company sold $25.0 million of convertible senior secured promissory notes which generated net proceeds to the Company of $23,298,654 ($25,000,000 less financing fees of $1,701,346). Of this amount, $3,500,000 was placed in escrow to fund the first four interest payments on the convertible notes (Note 12). A total of $875,000 of such escrowed amount was utilized for the first interest payment on the convertible notes during 2007. In December 2007, the Company provided a bank guarantee of €500,000 ($736,450 at December 31, 2007) as a condition of obtaining a stay of the provisional enforcement of a patent infringement decision. The above amounts are included as restricted cash on the accompanying consolidated balance sheets.

6. Redeemable Convertible Preferred Stock

Series A Redeemable Convertible Preferred Stock

        During August 2003, the Company commenced a private placement offering of a Series A Convertible Preferred Stock (Series A). Through December 2003, the Company sold 9,189,073 shares of Series A at $0.6992 per share, generating net proceeds of $6,061,943 ($6,425,000 less offering costs of $363,057). During 2004, the Company sold an additional 13,479,691 shares of Series A for $0.6992 per share, generating net proceeds of $9,363,787 ($9,425,000 less offering costs of $61,213). In connection with the 2004 offering, each purchaser of a share of the Series A also received a ten-year warrant to acquire at $11.19 per share additional shares of common stock at ratios ranging from 1:60 to 1:100 (the Series A Warrants). A total of 208,050 Series A Warrants were issued. The fair value of the Series A Warrants was estimated using the Black Scholes method, with the following assumptions: expected dividend yield: 0%, expected volatility: 65%, risk free interest rate: 4.5%, expected life: 5 years. The calculation resulted in a grant date fair value of $1.60 per warrant. The total fair value of $332,880 was allocated to additional paid-in capital upon the issuance of the Series A Warrants. As of December 31, 2007 149,772, of these warrants remain outstanding. The exercise price is subject to adjustment under certain circumstances as described in the Series A Warrants.

        Each share of Series A was convertible at any time into a number of shares of the Company's common stock determined by dividing the original purchase price by the applicable conversion price, as defined. Series A shares were convertible on a one-for-one (i.e., one share of Series A preferred stock for one share of common stock) basis at December 31, 2006. The Series A would automatically convert into shares of common stock immediately upon the closing of a firm commitment underwritten public offering of shares of common stock of not less than $40 million (prior to underwriting commissions and discounts) at a price to the public of at least $13.28 per share (adjusted for stock splits subsequent to the Company's reverse stock split in October 2007, stock dividends or recapitalizations) (a Qualified IPO), or the date upon which the holders of a majority of the Company's outstanding preferred stock (a Preferred Majority) have consented to such conversion.

        By a written consent effective as of September 21, 2007, the holders of a Preferred Majority agreed that all outstanding shares of each series of the Company's preferred stock would be converted to common stock immediately prior to the Company's initial public offering. This consent was subject to the conditions that the value of the Company's common stock outstanding prior to the offering, determined on a fully diluted basis in a manner specified in the consent, and valued at the initial public offering price, was at least $125 million in the aggregate, and that the offering occurred before January 31, 2008.

        The Series A was entitled to the number of votes equal to the number of shares of common stock into which the Series A would convert. Such conversion rate was subject to adjustment as defined in the Company's Certificate of Incorporation. The conversion rate was subject to anti-dilution adjustments, whereby if the Company issues or sells certain securities (Additional Shares) for a value less than the conversion price in effect immediately prior to such issuance, the conversion price would be reduced to a price equal to the current conversion price multiplied by a fraction, the numerator of which is equal to the number of shares of common stock outstanding immediately prior to the equity issuance plus the number of shares of common stock that the aggregate consideration received by the Company for the total number of Additional Shares of common stock so issued would purchase at the conversion price in effect immediately prior to such Additional Share issuance, and the denominator of which is equal to the number of shares of common stock outstanding immediately prior to the Additional Share issuance plus the number of Additional Shares issued. The conversion price would also be adjusted in the event of a stock dividend, stock split or similar event. These adjustments are referred to as "Preferred Stock Conversion Adjustments".

        The Series A had a liquidation preference equal to the original purchase price plus any accrued but unpaid dividends. Dividends accrued cumulatively at the rate of 6% per year and was payable if and when declared by the Company's board of directors. The Series A was redeemable at the original purchase price plus accrued and unpaid dividends at the option of the holders anytime after May 30, 2011 (the Redemption Date). The carrying amount of the Series A was being accreted to the redemption amount using the effective interest method through charges to additional paid in capital. Accrued and unpaid dividends were $3,641,606 and $2,850,087 at October 31, 2007 and December 31, 2006 respectively. If the Company was unable to redeem the Series A, the Series A would begin accruing cumulative dividends at the rate of 8% until redeemed in full. All Series A preferred stock and accrued dividends thereon converted to common stock on October 31, 2007 in connection with the Company's initial public offering.

Series B Redeemable Convertible Preferred Stock

        During September 2004, investors agreed to purchase 47,489,822 shares of the Company's Series B Convertible Preferred Stock (Series B), which generated net proceeds to the Company of $34,809,675 ($35,000,000 less offering costs of $190,325).

        The Series B had a liquidation preference equal to the original purchase price plus any accrued but unpaid dividends. The Series B accrued dividends cumulatively at the rate of 10% per annum and such dividends were payable when declared by the board of directors. Each share of Series B was convertible at any time into the Company's common stock on a one-for-one basis, subject to Preferred Stock Conversion Adjustments, at December 31, 2006. The Series B would automatically convert into shares of common stock immediately upon the closing of a Qualified IPO, or the date upon which a Preferred Majority has consented to such conversion. The Series B was redeemable, at its original purchase price plus the accrued and unpaid dividends, at the option of the Series B holder at any time after the Redemption Date. The carrying amount of the Series B was being accreted to the redemption amount using the effective interest method through charges to additional paid in capital. Accrued and unpaid dividends were $10,937,500 and $8,020,832 at October 31, 2007 and December 31, 2006, respectively. If the Company was unable to redeem the Series B, the dividends would begin accruing at the rate of 12% until redeemed in full. All Series B preferred stock and accrued dividends thereon converted to common stock on October 31, 2007 in connection with the Company's initial public offering.

        In connection with this financing, one of the investors was granted exclusive rights to distribute the Company's products in Japan. Sales under the distribution agreement were $83,066, $18,284, and $589,566 for the years ended December 31, 2007, 2006 and 2005 respectively.

Series C Redeemable Convertible Preferred Stock

        During October 2005, investors agreed to purchase 21,223,750 shares of the Company's Series C Convertible Preferred Stock (Series C), which generated net proceeds to the Company of $16,534,482 ($16,656,408 less offering costs of $121,926).

        The Series C had a liquidation preference equal to the original purchase price plus any accrued but unpaid dividends. The Series C accrued dividends cumulatively at the rate of 6% per annum and such dividends were payable when declared by the Board of Directors. Each share of Series C was convertible into the Company's Common Stock on a sixteen-for-one basis, subject to Preferred Stock Conversion Adjustments. The Series C would automatically convert into shares of Common Stock immediately upon the closing of a Qualified IPO, or the date upon which a Preferred Majority has consented to such conversion. The Series C was redeemable, at its original purchase price plus the accrued and unpaid dividends, at the option of the Series C holder at any time after the Redemption Date. The carrying amount of the Series C was being accreted to the redemption amount using the effective interest method through charges to additional paid in capital. Accrued and unpaid dividends were $2,062,970 and $1,229,938 at October 31, 2007 and December 31, 2006 respectively. If the Company was unable to redeem the Series C, the dividends would begin accruing at the rate of 8% until redeemed in full. All Series C preferred stock and accrued dividends thereon converted to common stock on October 31, 2007 in connection with the Company's initial public offering.

Series D Redeemable Convertible Preferred Stock

        During 2006, investors agreed to purchase 50,596,158 shares of the Company's Series D Convertible Preferred Stock (Series D), which generated net proceeds to the company, including the conversion of an outstanding bridge loan, of $37,236,510 ($40,982,888 less offering costs of $3,746,378).

        Upon any liquidation or change of control, the holders of Series D Preferred would receive, in preference to holders of the Series A, B, and C Convertible Preferred Stock, common stock, or other securities, an amount equal to 100% of the Series D original purchase price plus any accrued but unpaid dividends. The Series D accrued dividends cumulatively at the rate of 6% per annum and such dividends were payable when declared by the board of directors. Each share of Series D was convertible into the Company's common stock on a one-for-one basis, subject to Preferred Stock Conversion Adjustments, at December 31, 2006. The Series D would automatically convert into shares of common stock immediately upon the closing of a Qualified IPO, or the date upon which a Preferred Majority has consented to such conversion. The Series D was redeemable at its original purchase price plus the accrued and unpaid dividends, at the option of the Series D holder at any time after the Redemption Date. The carrying amount of the Series D was being accreted to the redemption amount using the effective interest method through charges to additional paid in capital. Accrued and unpaid dividends were $3,186,201 and $1,137,056 at October 31, 2007 and December 31, 2006, respectively. If the Company was unable to redeem the Series D, the dividends would begin accruing at the rate of 8% until redeemed in full. All Series D preferred stock and accrued dividends thereon converted to common stock on October 31, 2007 in connection with the Company's initial public offering.

        In connection with the Series D offering, certain investors and the placement agent were issued an aggregate of 431,502 five-year warrants to acquire additional shares of Common Stock at $12.60 per share (the Series D Warrants). The fair value of the Series D Warrants was estimated using the Black Scholes method with the following assumptions: expected dividend yield: 0%, expected volatility: 65%, risk free interest rate: 4.5%, expected life: 5 years. The calculation resulted in a grant date fair value of $3.52 per warrant. The total fair value of $1,477,168 was allocated to additional paid-in capital upon the issuance of the Series D Warrants.

        Prior to the initial closing of this financing, the Company borrowed $6,000,000 from a trust affiliated with a director. This bridge loan accrued interest at the rate of 8% per annum and also entitled the lender to the receipt of 24,494 common stock warrants, with an exercise price of $12.25 per share (the Bridge Warrants). The fair value of the Bridge Warrants as calculated via the Black Scholes model and the related beneficial conversion feature of approximately $171,000 was allocated to debt discount. At the initial closing of Series D, the principal amount of the bridge loan and accrued interest of $70,795 were converted into 7,494,800 shares of Series D at $0.81 per share and the remaining debt discount on the bridge loan was recognized as interest expense.

        At December 31, 2007, the Company had 5,000,000 shares of undesignated preferred stock authorized. No preferred shares are issued or outstanding, as of December 31, 2007.

7. Common Stock

        During 2005, the Company's board of directors and stockholders amended its Certificate of Incorporation increasing the authorized shares of common stock to 192,935,780 and the authorized shares of Series A, Series B, and Series C to 93,094,368. During 2006, the Company's board of directors and stockholders further amended its Certificate of Incorporation increasing the authorized shares of common stock to 260,000,000 and the authorized shares of Series A, Series B, Series C, and Series D to 144,049,147. During March 2007, the Company's board of directors and stockholders further amended its Certificate of Incorporation to increase the authorized shares of common stock to 316,000,000. During October 2007, the Company's board of directors and stockholders further amended its Certificate of Incorporation to decrease the authorized shares of common stock to 200,000,000. The Company's common stock is junior in right of liquidation to the Company's preferred stock. Each share of common stock has one vote for the election of directors and other matters as described in the bylaws. Holders of common stock are entitled to receive, when and if declared by the Company's board of directors, dividends subject to the preferential rights of the preferred stock shareholders.

        During May 2005, the Company offered to holders of certain outstanding common stock purchase warrants the option to exercise such warrants at an exercise price of $11.79 per share which was equal (on split-affected basis) to the price per share of the Series B sold in September 2004. Certain warrant holders exercised a total of 278,515 of such warrants generating proceeds of $3,284,251. This offer expired on June 3, 2005, and any warrants not exercised on or before such date continue to be governed by all of the terms set forth in the original warrant agreement including the stated exercise price. Due to the short period of time during which such offer was available and the lack of an intrinsic value attributable to such warrants, the impact of this offer on net loss applicable to common shares was de minimis.

Warrants

        The Company issued warrants to preferred shareholders, lenders, and a licensor. Certain warrants were adjusted to reflect anti-dilution provisions included in the original warrant agreements.

        The following table summarizes the warrants outstanding and exercisable as of December 31, 2007:

Number of Shares of Common Stock Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
12,608	$11.30	October 2009
420,757	$13.29	Various
4,688	$12.96	October 2011
73,951	$12.16	April 2008
52,324	$11.04	January 2014
6,795	$11.04	March 2014
90,603	$11.04	April 2014
20,142	$11.79	May 2015
24,494	$12.25	June 2011
151,869	$12.60	June 2011
279,633	$12.60	August 2011

1,137,864

        The following table summarizes the warrants outstanding and exercisable as of December 31, 2006:

Number of Shares of Common Stock Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
12,259	$11.62	October 2009
452,338	$13.73	Various
4,687	$12.96	October 2011
69,872	$12.87	April 2008
51,621	$11.19	January 2014
6,704	$11.19	March 2014
89,387	$11.19	April 2014
20,141	$11.79	May 2015
23,891	$12.56	June 2011
147,697	$12.96	June 2011
271,952	$12.96	August 2011

1,150,549

        In March 2007, the Company extended the expiration date of 452,338 warrants with a strike price of $13.73 held by a shareholder and director which were scheduled to expire in May 2007. In exchange for the amendment and extension of these warrants, the holder agreed to purchase a minimum of $1 million of the convertible senior secured promissory notes due March 2010 (see Note 12). The expiration dates of the warrants were extended such that 10% of the warrants shall expire on May 22, 2007 and 22.5% shall expire annually on May 22, 2008 through May 22, 2011. The fair value of the warrants was estimated using the Black Scholes fair value pricing model with the following assumptions: expected dividend yield: 0%, expected volatility: 60%, risk free interest rate: 4.58%, and expected lives ranging from 1.23 to 4.23 years based on the remaining contractual life of each individual warrant tranche. The fair value of the Company's common stock was estimated at $7.68 per share as determined by the contemporaneous third party valuation provided by Baker-Meekins. The calculation resulted in grant date fair values of $0.79, $1.56, $2.21 and $2.77 for the warrants expiring in 2008, 2009, 2010 and 2011, respectively. The total fair value of $747,000 was allocated to debt discount and will be amortized to interest expense over the term of the convertible senior secured promissory notes.

        In May 2007, 45,233 warrants held by a shareholder and director were exercised for total proceeds of $621,115. The exercise price of all of the outstanding warrants as of December 31, 2007 was lower that the the quoted market price of the Company's common stock and therefore, the warrants have intrinsic value totaling $1,347,710 at December 31, 2007. All outstanding warrants are subject to anti-dilution adjustments, whereby if the Company issues or sells certain securities (Additional Shares) for a value less than the exercise price of the warrant, the exercise price of the warrant would be reduced to a price equal to the exercise price of the warrant multiplied by a fraction, the numerator of which is equal to the number of shares outstanding immediately prior to the equity issuance plus the number of shares of common stock that the aggregate consideration received by the Company for the total number of Additional Shares of common stock so issued would purchase at the warrant exercise price in effect immediately prior to such Additional Share issuance, and the denominator of which is equal to the number of shares of common stock outstanding immediately prior to the Additional Share issuance plus the number of Additional Shares issued. The warrants also provide that upon an adjustment of the exercise price of the warrant, the number of shares issuable under the warrant shall be increased by that number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable under the warrant immediately prior to such adjustment and dividing the product thereof by the new exercise price of the warrant.

8. Stock Option Plan

        The Company adopted 1999 and 2000 Stock Option Plans (the 1999 Plan and 2000 Plan, respectively). The 1999 Plan and the 2000 Plan provide for stock options to be granted as incentive stock options as well as stock options that do not qualify as incentive options and restricted stock awards. A maximum of 760,367 shares of Common Stock were available for grant under the 1999 Plan and the 2000 Plan. All directors, officers, key employees and consultants of the Company are eligible to receive options under the 1999 Plan and the 2000 Plan.

        During September 2004, the Company's board of directors adopted the 2004 Stock Incentive Plan (the 2004 Plan) authorizing an aggregate of 234,356 shares of Common Stock to be issued upon exercise of options and restricted stock awards granted under the 2004 Plan. During November 2005, the Company's board of directors authorized an increase in the number of shares that may be issued under the 2004 Plan to 604,992. During October 2006, the Company's board of directors authorized an increase in the number of shares that may be issued under the 2004 Plan to 758,142. During January 2007, the Company's board of directors amended the Company's 2004 Stock Incentive Plan to increase the total number of shares of common stock reserved for issuance under the Plan to 1,659,966. Total shares reserved for issuance under all stock option plans is 2,434,985.

        In April 2007, the Company's board of directors adopted and the stockholders approved the 2007 Employee Stock Purchase Plan and the 2007 Equity Incentive Plan (2007 Plan). Options and restricted stock awards may be granted to employees, officers or directors of, or consultants or advisors to, the Company provided that incentive stock options may be granted only to employees. The option price for incentive options issued under the 2004 Plan must be at least equal to 100% of the fair market value of the common stock or less than 110% of such fair market value if granted to a greater than 10% shareholder as of the date the option is granted if the option is intended to qualify as an incentive stock option. As of December 31, 2007, no incentive options have been granted by the Company. Generally, options granted under the 2004 Plan and the 2007 Plan vest over four years from the date of grant and expire ten years after the date granted. Options also terminate (i) three months after the date on which employment is terminated (whether such termination is voluntary or involuntary), other than by reason of death or disability; and (ii) one year from the date of termination due to death or disability, but in any event not later than the scheduled termination date.

        The following table summarizes stock option activity under the 1999 Plan, 2000 Plan 2004 Plan and 2007 Plan:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2003	662,018	$5.92
Options granted	282,857	4.64
Options cancelled/forfeited	(179,639)	5.76
Options exercised	(18,360)	4.48

Outstanding, December 31, 2004	746,876	5.92
Options granted	540,848	6.40
Options cancelled/forfeited	(124,515)	5.60
Options exercised	(20,942)	8.80

Outstanding, December 31, 2005	1,142,267	5.92
Options granted	440,094	9.44
Options cancelled/forfeited	(364,661)	5.92
Options exercised	(971)	4.80

Outstanding, December 31, 2006	1,216,729	7.20
Options granted	871,481	11.28
Options cancelled/forfeited	(356,145)	9.90
Options exercised	(3,221)	6.01

Outstanding, December 31, 2007	1,728,844	8.69

Exercisable, December 31, 2007	881,977	6.80

        During January 2006 the Company granted a restricted stock award of 5,000 shares of common stock to a consultant at a price of $0.16 per share. The shares vested during 2006. In connection with this award, the Company recognized $21,600 in general and administrative expense during 2006 for the estimated fair value of the award less the cash consideration paid by the consultant.

        During January 2007, the Company granted restricted stock awards of 172 shares of common stock to certain employees. The shares immediately vested. In connection with these awards, the Company recognized $1,265 in sales and marketing expense for the estimated fair value of the awards.

        In April 2007, the board of directors granted an executive officer a non-statutory option to purchase 380,068 shares of common stock at an exercise price of $10.24 per share, in connection with the execution of his employment agreement. This option is performance-based and will vest only upon the achievement of corporate performance targets beginning in 2007. Specifically, 25% of the shares will vest upon the completion of a qualified initial public offering, 25% will vest upon the successful launch of a specified new product (as defined in the employment agreement), up to 40% will vest upon achievement of a revenue target for 2007, and up to 10% will vest upon achievement of a gross margin target for 2007. Additionally, all of the shares would vest upon a change in control of the Company, as defined in the employment agreement. The Company estimated the fair value of the options using the Black Scholes fair value pricing model with the following assumptions: expected dividend yield: 0%, expected volatility: 60%, risk free interest rate: 4.58%, and expected life of 7 years. The fair value of the Company's Common Stock was estimated at $7.68 per share as determined by the contemporaneous third party valuation provided by Baker-Meekins. The expected volatility was calculated for the grant based on an alternative method (calculated value), using the approach disclosed in Note 2. The calculation yielded a grant date fair value of $4.48 for the options, or a total fair value of approximately $1.69 million. In the fourth quarter of 2007, the Company recognized $423,547 of compensation expense in general and administrative expense as the target related to the successful launch of a new product was achieved. The remaining targets were not achieved, and therefore, the remaining 285,051 options are not expected to vest.

        Of the 871,481, 440,094 and 540,848 stock options granted in 2007, 2006, and 2005, respectively, 23,125, 8,000 and 6,875 options were issued to nonemployees for services rendered and to be rendered. These options were valued using a fair value pricing model and the resulting compensation expense was not material.

        The following table summarizes information about stock options outstanding at December 31, 2007:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life
$ 4.48	359,468	6.0
6.40	335,985	7.4
7.04	83,597	5.2
8.00	15,625	2.8
10.24	680,797	8.5
12.80	26,409	4.3
14.25	226,963	9.9

	1,728,844

        The following table summarizes information about stock options outstanding at December 31, 2006:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life
$ 4.48	362,300	6.9
6.40	366,306	7.8
7.04	83,750	6.3
8.00	15,625	3.8
10.24	362,341	9.6
12.80	26,407	5.3

	1,216,729

        At December 31, 2007, the aggregate intrinsic value of options outstanding and vested options are $8.9 million and $6.2 million respectively.

9. Shares Reserved for Future Issuance

        The Company has reserved the following shares of common stock for future issuance:

	December 31, 2007	December 31, 2006
Common stock options outstanding	1,728,844	1,216,729
Common stock options available to grant	643,510	257,093
Common stock warrants	1,137,863	1,150,549
Convertible senior secured promissory notes	3,500,000	—
Series A Convertible Preferred Stock	—	1,416,797
Series B Convertible Preferred Stock	—	2,968,113
Series C Convertible Preferred Stock	—	1,326,484
Series D Convertible Preferred Stock	—	3,162,259

	7,010,217	11,498,024

10. Income Taxes

        Net loss before income taxes consists of the following components:

	December 31,
	2007	2006	2005
Domestic	$(31,343,880)	$(24,215,426)	$(24,465,320)
Foreign	(5,500,979)	(4,115,013)	(2,970,775)

Total	$(36,844,859)	$(28,330,439)	$(27,436,095)

        The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$58,969,209	$44,984,201
Research and development credit carryforwards	1,372,597	1,330,634
Capitalized research and development	4,174,277	4,969,946
Inventory reserve	181,854	314,805
Allowance for doubtful accounts	43,926	21,963
Property, plant and equipment	409,067	3,032
Other, net	345,506	516,820

Total deferred tax assets	65,496,436	52,141,401
Less valuation allowance	(65,496,436)	(52,141,401)

Net deferred tax assets	$—	$—

        The Company has reported a net loss since inception. This loss has not resulted in a reported tax benefit because of an increase in the valuation allowance for deferred tax assets that results from the inability to determine the realizability of those assets.

        Reconciliations between expected income taxes computed at the federal rate of 34% for the years ended December 31, 2007, 2006 and 2005, respectively, and the provision for income taxes are as follows:

	Years ended December 31,
	2007	2006	2005
Income tax benefit at statutory rate	(12,527,252)	$(9,632,349)	$(9,328,272)
State income tax, net of federal benefit	(806,030)	(610,660)	(628,559)
Nondeductible expenses	90,869	34,588	39,891
Research tax credit	(121,286)	(164,836)	(177,603)
Other	8,664	(13,007)	8,894
Increase in valuation allowance	13,355,035	10,386,264	10,085,649

Income tax provision	$—	$—	$—

        At December 31, 2007 and 2006, the Company had federal net operating loss carryforwards of approximately $143,000,000 and $110,000,000, respectively, to offset future federal taxable income expiring in various years through 2026. At December 31, 2007 and 2006, the Company has German net operating loss carryforwards of approximately $12,100,000 and $8,900,000, respectively that have no expiration period.

        At December 31, 2007 and 2006, the Company has state net operating losses of $85,000,000 and $52,000,000 respectively that expire in various years starting in 2007.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which the Company can utilize its net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of the Company's carry forwards and future tax deductions.

11. Commitments and Contingencies

        The Company leases certain facilities and office equipment under operating lease agreements that expire on various dates through 2012, generally with options to renew and escalating rent payments. Payments made under operating leases are charged to operations on a straight-line basis over the period of the lease. Rent expense was approximately $780,000, $688,000, and $873,000 respectively, for the years ended December 31, 2007, 2006 and 2005. The Company was the lessee of approximately $99,000 of purchased software under a capital lease which expired in 2006. The purchased software was capitalized at the present value of minimum lease payments and was amortized over its estimated productive life. The Company recognized approximately $12,000, and $33,000 of amortization expense in 2006 and 2005 related to this software.

        Future minimum lease payments subsequent to December 31, 2007 under noncancelable operating leases are as follows:

Minimum Payments
2008	720,519
2009	719,036
2010	726,459
2011	718,414
2012	175,492

Total minimum lease payments	$3,059,920

        The Company has, on occasion, been named as a defendant in lawsuits alleging product failure, patent infringement, and breach of contract. These cases are routinely handled by external counsel. Based on the advice of counsel, management has provided reserves for the estimated potential losses, when such losses are deemed probable and estimable. The Company currently has a patent infringement case outstanding. The Company received a favorable ruling from the German courts on two of the patent infringement claims and an unfavorable ruling on one of the claims. However, the Company is in the process of appealing the ruling. The Company intends to defend this claim vigorously and has concluded it is too early to determine whether or not the Company will incur any loss under this claim. As such, no amounts are accrued in the accompanying consolidated balance sheets related to this claim.

        The Company also has a product liability case outstanding which is currently suspended and the Company has continued to contest the claim. The Company has accrued $100,000 related to this matter which represents their best estimate of the potential liability related to this claim.

12. Long-Term Debt

        Details of long-term debt are as follows:

	December 30,
	2007	2006
Secured loans	$24,742,891	$452,436
Less: current maturities	69,230	75,610

	$24,673,661	$376,826

        Required principal payments as of December 31, 2007 for the next five years and thereafter are as follows:

Year ended December 31,
2008	69,230
2009	71,158
2010	25,073,140
2011	75,176
2012	77,270
Thereafter	6,535

$25,372,509

        During May 2002, the Company obtained a $15,000,000 revolving line of credit facility that expired in May 2005. At the Company's option, the outstanding borrowings were subject to either the lender's floating base interest rate or a fixed rate per annum of LIBOR plus 200 basis points. The Company incurred approximately $197,700 and $524,400 of interest expense in connection with this facility during the year ended December 31, 2005 and 2004, respectively. In consideration for the credit facility, the lender was given a security interest in the Company's tangible property. The line of credit was also secured and guaranteed by an individual who is a shareholder and director of the Company. In connection with this guarantee, the Company issued the guarantor 234,375 common stock warrants at an exercise price of $32.00 per share, expiring in May 2007, and a security interest in the intellectual property of the Company. The Company also issued the lender 2,343 common stock warrants at an exercise price of $32.00 expiring in May 2007. The warrants issued to the guarantor have subsequently been adjusted pursuant to the anti-dilution provisions of the pre-existing warrant and, as of December 31, 2006, the warrant was exercisable for an aggregate of 452,338 shares of Common Stock at an exercise price of $13.73 per share. The warrants held by the lender were terminated when the Company refinanced this line of credit in May 2005.

        During May 2005, the Company refinanced its existing debt with a new $10,000,000 loan. The term of the loan was 36 months with six payments of interest only, followed by 30 payments of both principal and interest. The loan was subject to an interest rate of 10.71% and was secured by the Company's tangible and intellectual property. In connection with this financing, the Company issued the lender warrants to purchase 38,161 shares of common stock at an exercise price of $11.79 per share. The warrants were valued using the Black Scholes fair value pricing model. The resulting debt discount of $73,000 was being amortized into interest expense over the term of the debt. In connection with this agreement, the Company capitalized approximately $50,000 of deferred financing fees. These fees were also being amortized into interest expense over the life of the arrangement.

        During December 2006, the Company paid off the 2005 loan in its entirety and 18,019 of the warrants originally issued to the lender were cancelled in connection with the repayment. The remaining debt discount and deferred financing fees, as well as a prepayment penalty of $50,000, were charged to interest expense in December 2006 in connection with the repayment.

        During March 2007, the Company sold $25.0 million of convertible senior secured promissory notes due March 2010 (the "Convertible Notes") which generated net proceeds to the Company of $23,298,654 ($25,000,000 less financing fees of $1,701,346). Of this amount, $3,500,000 was placed in escrow to fund the first four interest payments on the Convertible Notes. These notes are secured by substantially all of the Company's assets and accrue interest initially at the rate of 7% per annum, payable semiannually in arrears, and were subject to an increase to 8.5% per annum in the event that a qualified initial public offering (a "Convertible Note Qualified IPO") did not occur by December 31, 2007. A Convertible Note Qualified IPO is defined as an underwritten public offering of common stock that results in the common stock being listed on a U.S. national securities exchange and for which the aggregate gross proceeds to the Company are not less than $40 million (prior to underwriting commissions and discounts). The contingent adjustable interest feature in the Convertible Notes is a derivative requiring bifurcation under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The value of the derivative was not deemed material during 2007 and the Company completed its initial public offering in October 2007 which met the requirements of a Convertible Note Qualified IPO. Interest accruing on or before March 31, 2009 is payable in cash, while interest accruing after March 31, 2009 is payable, at the Company's option, in cash or paid-in-kind in the form of additional notes ("PIK Notes"). The principal amounts of such PIK Notes will have the same maturity as the Convertible Notes. Should the Company elect to pay interest on the Convertible Notes in PIK Notes, the interest rate on such PIK Notes shall be equal to the then applicable interest rate plus 1.5%.

        The Convertible Notes also require the payment of a terminal value that (i) will be due upon redemption or conversion of the Convertible Notes, (ii) will be considered part of the conversion amount for purposes of determining the conversion rate (see below) or (iii) will be due upon maturity as part of the principal amount. In each case, the terminal value payment which, as amended, is defined to equal 7% per annum of the applicable principal from the closing date of the Convertible Notes in March 2007 to the first Conversion Event (which the parties acknowledged and agreed occurred on October 31, 2007, the date of the Company's initial public offering), or if a Registration Default (as defined in the Convertible Notes, as amended) has occurred on or before March 30, 2008 and no Registration Statement has been declared effective by April 29, 2008, until the earlier to occur of the conversion of the individual Convertible Note or its maturity. There is no possible future scenario in which the accrued terminal value would not be required to be paid to the holders of the Convertible Notes or realized by such holders upon conversion of the Convertible Notes.

        The Convertible Notes were not convertible until the occurrence of a conversion event, which is defined as a Convertible Note Qualified IPO described above or a qualified sale of the Company. The Company's initial public offering constituted a Convertible Note Qualified IPO.

        Upon the occurrence of the Company's initial public offering, the notes plus any accrued interest thereon as well as the accreted terminal value became convertible into the Company's common stock at the option of the holder at any time from the date of the conversion event through the maturity date of the notes. The conversion price of the notes was set at $10.01 per share upon the completion of the Company's initial public offering.

        The conversion price is subject to adjustment from time to time as follows:

  i)
  Upon a stock dividend, stock distribution, stock split, reverse stock split or recapitalization, the conversion price shall be adjusted so that the holder of the Convertible Notes will be entitled to receive the number of shares of common stock that they would have owned if they had converted the note immediately prior to such event.

  ii)
  Upon a distribution of rights, options or warrants to substantially all holders of common stock entitling them to subscribe for or purchase shares of common stock for a period of time at a price per share (or having a conversion, exercise or exchange price per share) less than the current market price per share of common stock, the conversion price shall be adjusted so that the conversion price would be reduced to a price equal to the conversion price currently in effect multiplied by a fraction, the numerator of which is equal to the number of shares outstanding immediately prior to the distribution of rights, options or warrants plus the number of shares of common stock which the aggregate offering price of the total number of shares of common stock so offered (or the aggregate conversion, exercise or exchange price so offered) would purchase at the current market price per share, and the denominator of which is equal to the number of shares of common stock outstanding immediately prior to such adjustment plus the number of additional shares of common stock offered (or into which the securities so offered are convertible, exchangeable or exercisable).

  iii)
  Upon a distribution to all or substantially all holders of common stock any shares of capital stock of the Company (other than common stock), evidence of indebtedness or other non-cash assets, the conversion price shall be adjusted so that the conversion price would be reduced to a price equal to the conversion price currently in effect multiplied by a fraction, the numerator of which is equal to the current market price per share of the common stock on the record date of the distribution, less the fair market value per share on such record date of the capital stock, evidence of indebtedness or other non-cash assets distributed, and the denominator of which shall be the current market price per share of common stock on such record date.

  iv)
  Upon a cash distribution to all or substantially all holders of common stock, the conversion price shall be decreased so that the conversion price would equal the conversion price in effect multiplied by a fraction, the numerator of which is equal to the current market price per share of the common stock on the date of the distribution less the per share amount of the distribution, and the denominator of which is the current market price per share of common stock on the date of the distribution.

  v)
  Upon the purchase of any shares by the Company or any of its subsidiaries by means of a tender offer, the conversion price shall be decreased so that the conversion price would equal the conversion price in effect immediately prior to the close of the tender offer, multiplied a fraction, the numerator of which is the product of the number of shares of common stock outstanding immediately prior to the closing of the tender offer multiplied by the current market price per share of the common stock, and the denominator of which shall be the sum of the aggregate consideration payable to the stockholders based on the acceptance of the tender offer and the product of the number of shares of common stock outstanding immediately prior to the close of the tender offer and the current market price per share of common stock.

        Beginning on the date that is 180 days following the closing of a Convertible Note Qualified IPO, the Company may, at its option, redeem the Convertible Notes in whole at any time or in part from time to time, upon 15 days prior written notice to the holder, at a redemption price payable in cash, equal to the principal amount plus any interest (including the terminal value) accrued and unpaid, subject to the satisfaction of the following conditions precedent:

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

13. License Agreements

        Effective July 2002, the Company entered into a patent license agreement (the Agreement) to license certain intellectual property to be used in the Company's products. The term of the Agreement is from July 2002 through April 2011. The Agreement provided for the Company to pay the licensor a $150,000 nonrefundable license fee payable in six payments of $25,000 each through July 2003. In connection with the license agreement, the Company agreed to issue the licensor warrants to purchase 3,125 shares of the Company's common stock, at $32.00 per share during February 2003. The warrants were valued using the Black Scholes fair value pricing model and the resulting expense was de minimis. Such warrants were set to expire in 2008. The Agreement also provided for the Company to pay unit royalties to the licensor at specific rates as defined in the Agreement. Royalties paid during the years ended December 31, 2006, and 2005 were $7,488, and $3,753, respectively.

        During October 2006, the Agreement was amended to provide for the Company to pay the licensor a nonrefundable license fee payable in thirteen payments of $10,000 each through December 2007. The original warrants issued were cancelled and the licensor was issued warrants to purchase 4,687 shares of the Company's common stock at $12.96 per share. These warrants were valued using the Black Scholes fair value pricing model and the total fair value of $16,055 will be recognized as expense over the remaining 54 month term of the agreement. Total expense related to the warrants of $892 and $5,352 was recognized for the years ended December 31, 2006 and 2007, respectively.

        Such warrants expire in October 2011. The amended agreement also provides for the Company to pay unit royalties to the Licensor at 5% of the net selling price of certain products sold by the Company. Such royalties may be reduced by the amount of any damages assessed against the Company resulting from claims that the licensed technology infringes upon the intellectual property rights of any third party. No royalties were paid under the amended agreement for the year ended December 31, 2007 and 2006.

14. Retirement Plan

        The Company has a defined contribution 401(k) plan, which covers substantially all employees. Employees can join the 401(k) plan after six months of employment. Contributions may be determined annually by the Company based on the total compensation of eligible participants and the profitability of the Company. All contributions vest immediately, whether contributed by the Company or the employee. Employees may elect to contribute up to 15% of their annual compensation up to the maximum allowable under the Internal Revenue Code. The Company did not contribute to the 401(k) plan during the years ended December 31, 2005, 2006, or 2007.

15. Interim Consolidated Financial Information (Unaudited)

	Fiscal 2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues	$1,815	$2,378	$1,701	$1,918
Gross profit	—	—	—	—
Net loss	(5,950)	(7,874)	(8,269)	(14,752)
Accretion of preferred stock	(2,263)	(2,272)	(2,259)	(756)

Net loss applicable to common shares	(8,213)	(10,146)	(10,528)	(15,508)
Basic and diluted net loss per share	$(2.19)	$(2.68)	$(2.77)	$(1.21)

Shares used in computation of basic and diluted net loss per share	3,758,167	3,782,730	3,805,800	12,868,241

	Fiscal 2006 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues	$2,568	$1,953	$1,522	$1,838
Gross profit	—	—	—	—
Net loss	(5,887)	(6,914)	(6,677)	(8,853)
Accretion of preferred stock	(1,399)	(1,418)	(2,030)	(2,261)

Net loss applicable to common shares	(7,286)	(8,332)	(8,707)	(11,114)
Basic and diluted net loss per share	$(1.94)	$(2.22)	$(2.32)	$(2.96)

Shares used in computation of basic and diluted net loss per share	3,751,970	3,755,457	3,757,543	3,757,746

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

1.     Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as December 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were ineffective, due to the following material weakness in our internal control over financial reporting that has not been fully remediated as of December 31, 2007:

        Our management has determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. The material weakness resulted in the identification of adjustments during the financial statement close process in 2007 that have been recorded in the consolidated financial statements. Until this design deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

        Our efforts to remediate this material weakness in our internal controls over financial reporting through the hiring and training of additional qualified financial and accounting personnel are currently in process, and consist of the following:

  •
  we are actively seeking additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our financial statement close process; and

  •
  we will also expand the training and education of our accounting and finance staff members in an effort to improve their effectiveness.

2.     Internal Control over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding our internal control over financial reporting or an attestation report of our registered public accounting firm, due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. However, as a result of the material weakness described above, our management has concluded that our internal control over financial reporting was not effective at that date.

        There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other information.

        On January 23, 2008, Kenneth S. Abramowitz, one of our Class I directors whose term of office will expire at our 2008 annual meeting of stockholders, notified us that he does not intend to stand for re-election as a director at our 2008 annual meeting of stockholders.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this Item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A with respect to our annual meeting of stockholders to be held on or about May 14, 2008, to be filed with the Commission not later than April 29, 2008 (the "2008 Proxy Statement") under the headings "Classes of the Board of Directors," "Director Nominees," "Directors Whose Term Extends Beyond the 2008 Annual Meeting," "Executive Officers," "Board of Directors and Director Independence," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Committees of the Board of Directors."

        We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Ethics is posted on our website at http://investor.pmi2.com/governance.cfm under the caption "Code of Ethics."

        We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver of, a provision of our Code of Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.    Executive Compensation.

        The information required under this Item is incorporated herein by reference to our 2008 Proxy Statement under the heading "Executive Officers and Compensation of Executive Officers," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required under this Item is incorporated herein by reference to our 2008 Proxy Statement under the heading "Information About Common Stock Ownership and Performance" and "Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information, if any, required under this Item is incorporated herein by reference to our 2008 Proxy Statement under the headings "Certain Relationships and Related Party Transactions" and "Board of Directors and Director Independence."

Item 14.    Principal Accountant Fees and Services.

        The information required under this Item is incorporated herein by reference to our 2008 Proxy Statement under the heading "Fees for Professional Services" and "Pre-Approval Policies and Procedures."

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)(1) Financial Statements

        The following financial statements are included in Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7

        (a)(2) Financial Statement Schedules

        Financial statement schedules have been omitted since the required information is not present, or not present in amounts sufficient to require filing of the schedule, or because information required is included in the consolidated financial statements or the notes thereto.

        (a)(3) Exhibits

        The following exhibits are included in this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit No.	Description	Filed with this Registration Statement	Form	Filing Date	Exhibit No.
3.1	Fourth Amended and Restated Certificate of Incorporation of Power Medical Interventions, Inc.		S-1	October 5, 2007	3.2
3.2	Amended and Restated By-Laws of Power Medical Interventions, Inc.		S-1	October 5, 2007	3.4
4.1	Specimen certificate for common stock of Power Medical Interventions, Inc.		S-1	October 5, 2007	4.1
4.2	Form of Common Stock Purchase Warrant issued on October 22, 1999		S-1	May 14, 2007	4.2
4.3	Form of Common Stock Purchase Warrant issued on April 30, 2003, January 9, 2004, March 3, 2004, and April 6, 2004		S-1	May 14, 2007	4.3
4.4	Form of Common Stock Purchase Warrant issued to the Gerald and Myra S. Revocable Trust on 6/26/06		S-1	May 14, 2007	4.4

4.5	Form of Common Stock Purchase Warrant issued on June 26, 2006 and August 9, 2006	S-1	May 14, 2007	4.5
4.6	Third Amended and Restated Investors' Rights Agreement, dated June 26, 2006, by and among Power Medical Interventions, Inc. and certain of its stockholders.	S-1	May 14, 2007	4.6
4.7	Form of 7% Convertible Senior Secured Promissory Note, issued on March 30, 2007	S-1	May 14, 2007	4.7
4.8	Securities Purchase Agreement, dated March 30, 2007, by and among Power Medical Interventions, Inc and the Purchasers of 7% Convertible Senior Secured Promissory Note Named Therein	S-1	May 14, 2007	4.8
4.9	Security Agreement, dated March 30, 2007, by and among Power Medical Interventions, Inc. and the Purchasers of 7% Convertible Senior Secured Promissory Note Named Therein	S-1	May 14, 2007	4.9
4.10	Registration Rights Agreement, dated March 30, 2007, by and among Power Medical Interventions, Inc. and the Purchasers of 7% Convertible Senior Secured Promissory Note Named Therein	S-1	May 14, 2007	4.10
4.11	Amendment to Notes and Registration Rights Agreement, dated January 28, 2008, by and among Power Medical Interventions, Inc. and the Holders of 7% Senior Secured Convertible Notes due 2010 (without exhibits).	8-K	February 1, 2008	10.1
4.12	Power Medical Interventions, Inc. 2000 Stock Option Plan and form of agreements related thereto	S-1	May 14, 2007	4.11
4.13	Power Medical Interventions, Inc. 2004 Stock Incentive Plan and forms of agreements related thereto	S-1	May 14, 2007	4.12
4.14	Power Medical Interventions, Inc. 2007 Equity Incentive Plan	S-1	May 14, 2007	4.13
4.15	Power Medical Interventions, Inc. 2007 Employee Stock Purchase Plan	S-1	May 14, 2007	4.14
10.1	Underwriting Agreement, dated October 25, 2007, by and among Power Medical Interventions, Inc. and Jefferies & Company, Inc., Lazard Capital Markets LLC and William Blair & Company L.L.C., as representatives of the several underwriters named in Schedule A (exhibits omitted).	8-K	October 30, 2007	10.1

10.2	Machinery and Equipment Loan Fund Loan Agreement, dated December 21, 2005, by and between Power Medical Interventions, Inc. and The Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development		S-1	May 14, 2007	10.1
10.3	Machinery and Equipment Loan Fund Note, dated December 21, 2005, by Power Medical Interventions, Inc., as maker, and The Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development, as payee		S-1	May 14, 2007	10.2
10.4	Machinery and Equipment Loan Fund Security Agreement, dated December 21, 2005, by and between Power Medical Interventions, Inc. and The Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development		S-1	May 14, 2007	10.3
10.5	Second Amended and Restated Employment Agreement by and between Power Medical Interventions, Inc. and Michael P. Whitman dated March 23, 2007 (Confidential treatment for portions of this agreement has been granted pursuant to Rule 406. A copy of the agreement including the confidential portions has been filed with the Securities and Exchange Commission.)		S-1	May 14, 2007	10.4
10.6
	First Amendment to Second Amended and Restated Employment Agreement by and between Power Medical Interventions, Inc. and Michael P. Whitman dated February 4, 2008 (Confidential treatment for portions of this agreement has been requested pursuant to Rule 24b-2. A copy of the agreement including the confidential portions has been filed with the Securities and Exchange Commission.)	X
10.7	Employment Agreement by and between Power Medical Interventions, Inc. and John P. Gandolfo dated January 5, 2007.		S-1	May 14, 2007	10.5

10.8
	First Amendment to Employment Agreement by and between Power Medical Interventions, Inc. and John P. Gandolfo, dated February 4, 2008 (Confidential treatment for portions of this agreement has been requested pursuant to Rule 24b-2. A copy of the agreement including the confidential portions has been filed with the Securities and Exchange Commission.).	X
21.1	List of Subsidiaries		S-1	May 14, 2007	21.1
31.1
	Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2
	Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 31, 2008.

POWER MEDICAL INTERVENTIONS, INC.
By:	/s/ Michael P. Whitman Michael P. Whitman President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following person in the capacity and on the date indicated.

/s/ MICHAEL P. WHITMAN Michael P. Whitman	President and Chief Executive Officer (principal executive officer)	March 31, 2008
/s/ JOHN P. GANDOLFO John P. Gandolfo	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2008
/s/ KENNETH S. ABRAMOWITZ Kenneth S. Abramowitz	Director	March 31, 2008
/s/ JAMES R. LOCHER III James R. Locher III	Director	March 31, 2008
/s/ JOHN C. MORAN John C. Moran	Director	March 31, 2008
/s/ LON E. OTREMBA Lon E. Otremba	Director	March 31, 2008

QuickLinks

POWER MEDICAL INTERVENTIONS, INC. FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 INDEX
PART I CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Matters Submitted to a Vote of Security Holders .
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMPARISON OF 2 MONTH CUMULATIVE TOTAL RETURN* Among Power Medical Interventions, Inc., The NASDAQ Composite Index And The RDG MicroCap Medical Devices Index
  Item 6. Selected Consolidated Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 8. Financial Statements and Supplementary Data.
Power Medical Interventions, Inc. Index To Consolidated Financial Statements Contents
Report of Independent Registered Public Accounting Firm
Power Medical Interventions, Inc. Consolidated Balance Sheets
Power Medical Interventions, Inc. Consolidated Statements of Operations
Power Medical Interventions, Inc. Consolidated Statements of Cash Flows
Power Medical Interventions, Inc. Notes to Consolidated Financial Statements December 31, 2007
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures .
  Item 9B. Other information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
SIGNATURES