Form 10-Q
period 2008-03-31
Power Medical Interventions, Inc.
filed 2008-05-15
CIK 1398090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock.

As of May 12, 2008, 17,108,415 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

POWER MEDICAL INTERVENTIONS, INC.

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Power Medical Interventions, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$23,472,717	$36,592,220
Restricted cash	1,750,000	1,750,000
Accounts receivable less allowance of $104,000 and $120,000 in March 31, 2008 and December 31, 2007, respectively	1,600,081	1,514,776
Inventory	9,003,350	7,371,205
Prepaid expenses and other current assets	1,058,561	1,178,493
Total current assets	36,884,709	48,406,694
Property and equipment, net	5,523,988	4,713,010
Intangible assets, net	939,993	965,303
Deferred financing fees	1,134,231	1,276,010
Other assets	257,609	261,862
Restricted cash	1,388,078	2,350,071
Total assets	$46,128,608	$57,972,950
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	4,698,523	$4,422,198
Accrued expenses	4,081,648	4,506,748
Current portion of long-term debt	69,230	69,230
Total current liabilities	8,849,401	8,998,176

Long-term debt, net of current portion	24,788,030	24,742,891
Deferred rent, net of current portion	644,945	691,873
Total liabilities	34,282,376	34,432,940

Shareholders’ equity:
Common stock, $.001 par value:
Authorized shares—200,000,000 at March 31, 2008 and December 31, 2007; issued and outstanding shares - 17,107,052 at March 31, 2008 and December 31, 2007	17,107	17,107
Additional paid-in capital	198,174,449	197,733,981
Accumulated other comprehensive loss	(254,633)	(300,184)
Accumulated deficit	(186,090,691)	(173,910,894)
Total shareholders’ equity	11,846,232	23,540,010
Total liabilities and shareholders’ equity	$46,128,608	$57,972,950

See accompanying notes.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007
Sales	$2,224,206	$1,815,297
Cost of sales	2,557,169	1,351,264
	(332,963)	464,033
Costs and expenses:
Research and development	1,582,411	999,181
Sales and marketing	6,796,385	3,263,391
General and administrative	3,013,277	2,216,906
	11,392,073	6,479,478

Operating loss	(11,725,036)	(6,015,445)

Other income (expense):
Interest income	194,829	71,333
Interest expense	(649,590)	(5,795)
Total other income (expense)	(454,761)	65,538
Net loss	$(12,179,797)	$(5,949,907)

Accretion of preferred stock	—	(2,262,871)
Net loss applicable to common shares	$(12,179,797)	$(8,212,778)
Net loss per common share:
Basic and diluted	$(0.71)	$(2.19)
Weighted average number of common shares outstanding:
Basic and diluted	17,107,052	3,758,171

See accompanying notes.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(12,179,797)	$(5,949,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297,652	560,929
Amortization of debt discount and deferred financing fees	204,047	—
Loss on the disposal of property and equipment	15,597	—
Stock-based compensation	440,470	100,613
Changes in operating assets and liabilities:
Accounts receivable	(69,823)	102,789
Inventory	(1,632,478)	(569,259)
Prepaid expenses and other assets	151,827	(746,039)
Accounts payable	232,308	787,436
Accrued expenses	(589,347)	(152,383)
Deferred rent	(46,928)	76,026
Net cash used in operating activities	(13,176,472)	(5,789,795)

Investing activities
Purchase of property and equipment	(1,055,211)	(670,532)
Patent application costs	(19,107)	—
Change in restricted cash	1,015,690	(3,359,310)
Net cash used in investing activities	(58,628)	(4,029,842)

Financing activities
Repayments on long-term debt	(17,130)	(16,665)
Proceeds of long-term debt, net	—	23,396,373
Principal payments on capital lease obligations	—	(12,574)
Net proceeds from the issuance of common stock and exercise of common stock warrants	—	6,587
Payment of deferred equity financing costs	—	84,417
Net cash (used in) provided by financing activities	(17,130)	23,458,138

Effect of exchange rate changes on cash and cash equivalents	132,727	(116,609)
Net (decrease) increase in cash and equivalents	(13,119,503)	13,521,892
Cash and cash equivalents, beginning of period	36,592,220	8,684,341
Cash and equivalents, end of period	$23,472,717	$22,206,233

Supplemental disclosure of cash flow information
Cash paid for interest	$883,936	$3,827

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

The accompanying condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the condensed consolidated statement of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the financial statements related to the three periods are unaudited. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period.

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

In the original configuration of the SurgASSIST system, Intelligent Surgical Instruments are connected through a flexible shaft, or FlexShaft, to a power console and, in some cases, a separate remote control unit. The Company’s next generation products, beginning with the i60 linear stapler that the Company introduced in the fourth quarter of 2007, are self-contained hand held instruments that do not require a FlexShaft or separate power console.

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

In 2007, the Company instituted a program whereby it may provide reusable Intelligent Surgical Instruments and FlexShafts to customers at no cost.  In certain cases, the Company offers such Intelligent Surgical Instruments and FlexShafts at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, the Company recognizes the revenue ratably over the period of delivery of the reload cartridges in accordance with the guidance of EITF 00-21, as long as such revenue is not contingent on the delivery of the undelivered products. The Company currently makes its i60 and iDrive instruments available to customers at no cost without condition. The Company recognizes revenue related to reload cartridges for such instruments as reload cartridges are delivered.

The Company’s customers generally order product using standard purchase orders and payment terms are 30 days. The Company provides discounted pricing to its customers based on volume and commitment levels. Allowances for product returns are estimated based on historical experience and provisions are recorded at the time of shipment. The Company also provides limited warranties to its customers against material defects in materials and workmanship. Such warranties are generally for a one-year period from the date of shipment. Historically, warranty costs have not been material.

During the three months ended March 31, 2008, the Company’s revenues were from customers located in North America (85%), Europe (11%) and Asia (4%). During the three months ended March 31, 2007, the Company’s revenues were from customers located in North America (79%), Europe (16%) and Asia (5%).   Amounts billed to customers for shipping and handling of products are included in sales. Costs incurred related to shipping and handling are included in cost of sales.

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	March 31, 2008	December 31, 2007
Convertible senior secured promissory notes	2,599,951	2,643,175

Common stock warrants	1,137,864	1,137,864

Common stock options outstanding	2,138,125	1,728,844

Common stock options available for grant	234,229	643,510

Total	6,110,169	6,153,393

If the outstanding options, warrants, and preferred stock were exercised or converted into common stock, the result would be anti-dilutive. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, or SFAS 157, effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, the Company primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of March 31, 2008, the fair value of all of the Company’s financial assets are based on level one observable inputs.  We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.

3.     Long-Term Debt

During March 2007, the Company sold $25.0 million of convertible senior secured promissory notes due March 2010 (the “Convertible Notes”) which generated net proceeds to the Company of $23,298,654 ($25,000,000 less financing fees of $1,701,346). Of this amount, $3,500,000 was placed in escrow to fund the first four interest payments on the Convertible Notes. These notes are secured by substantially all of the Company’s assets and accrue interest at the rate of 7% per annum, payable semiannually in arrears.  Interest accruing on or before March 31, 2009 is payable in cash, while interest accruing after March 31, 2009 is payable, at the Company’s option, in cash or paid-in-kind in the form of additional notes (“PIK Notes”). The principal amounts of such PIK Notes will have the same maturity as the Convertible Notes. Should the Company elect to pay interest on the Convertible Notes in PIK Notes, the interest rate on such PIK Notes shall be equal to the then applicable interest rate plus 1.5%.

The Convertible Notes also require the payment of a terminal value that (i) will be due upon redemption or conversion of the Convertible Notes, (ii) will be considered part of the conversion amount for purposes of determining the conversion rate (see below) or (iii) will be due upon maturity as part of the principal amount. In each case, the terminal value payment, as amended, is defined to equal 7% per annum of the applicable principal from the closing date of the Convertible Notes in March 2007 to the first Conversion Event (which the parties acknowledged and agreed occurred on October 31, 2007, the date of the Company’s initial public offering).  There is no possible future scenario in which the accrued terminal value would not be required to be paid to the holders of the Convertible Notes or realized by such holders upon conversion of the Convertible Notes.

Upon the occurrence of the Company’s initial public offering, the Convertible Notes plus any accrued interest thereon as well as the accreted terminal value became convertible into the Company’s Common Stock at the option of the holder at any time through the maturity date of the Convertible Notes. The conversion price of the Convertible Notes was set at $10.01 per share upon the completion of the Company’s initial public offering.

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

4.     Inventory

Inventory is stated at the lower of cost or market value, with cost being determined on a first-in, first-out (FIFO) basis and market value based on the lower of replacement cost, or the estimated net realizable value, reduced by an allowance for normal profit margin.  Inventory consists of the following:

	March 31, 2008	December 31, 2007
Raw Materials	$4,582,415	$3,861,162
Work in process	1,463,197	1,066,864
Finished goods	2,957,738	2,443,179
	$9,003,350	$7,371,205

During the three months ended March 31, 2008, and for the year ended December 31, 2007, the Company recorded inventory obsolescence charges in the amount of approximately $301,000,  and $506,000 respectively.  Such charges are reflected in cost of sales in the accompanying condensed consolidated statements of operations.

5.              Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three Months ended March 31,
	2008	2007
Net loss applicable to common shares	$(12,179,797)	$(8,212,778)
Foreign currency translation adjustment	45,551	44,871
Comprehensive loss	$(12,134,246)	$(8,167,907)

6.              Contingencies

The Company has, on occasion, been named as a defendant in lawsuits alleging product failure, patent infringement, and breach of contract.  Management has provided reserves for the estimated potential losses, when such losses are deemed probable and estimable.  The Company currently has a patent infringement case outstanding.  The Company received a favorable ruling from the German courts on two of the patent infringement claims and an unfavorable ruling on one of the claims.  However, the Company is in the process of appealing the unfavorable ruling.  The Company intends to defend this claim vigorously and has concluded it is too early to determine whether or not the Company will incur any loss under this claim.  As such, no amounts are accrued in the accompanying consolidated balance sheets related to this claim.

The Company also has a product liability case outstanding which is currently suspended and the Company has continued to contest the claim.  The Company has accrued $100,000 related to this matter which represents its best estimate of the potential liability related to this claim.

7.              Stock-based Compensation

As a private company during 2007, the Company estimated the fair value of its common stock by utilizing a contemporaneous third party valuation. There were no stock option grants during the first quarter of 2007. Grants issued during the first quarter of 2008 were valued at the closing price of the Company’s publicly traded stock on the date of grant. The per-share weighted average fair value on the date of grant of the options granted was $5.59 during the first quarter of 2008 using the Black-Scholes option-pricing model with the following weighted average assumptions, which are based upon Company history or industry comparative information:

Three Months Ended March 31, 2008

Expected dividend yield	0%
Expected volatility	50.2%
Risk-free interest rates	3.01%
Expected life	7 years

The expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). The Company identified similar public entities for which share price information is available and considered the historical volatility of these entities’ share prices in estimating expected volatility. The Company used the average volatility of these guideline companies over a seven year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107.  Compensation expense under SFAS No. 123(R) and EITF 96-18 for the three months ended March 31, 2008 related to share-based service awards was $440,470, of which $10,347 is included in cost of sales, $46,523 is included in research and development, $65,974 is included in sales and marketing and $317,626 is included in general and administrative expense in the accompanying consolidated statements of operations.  Compensation expense under SFAS No. 123(R) and EITF 96-18 for the three months ended March 31, 2007 related to share-based service awards was $100,613, of which $616 is included in cost of sales, $15,250 is included in sales and marketing and $84,747 is included in general and administrative expense in the accompanying consolidated statements of operations.  The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total unrecognized compensation cost of options granted but not yet vested as of March 31, 2008 was $5,790,965, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 2.19 years. The Company utilized an estimated forfeiture rate of 15% for the 2006, 2007  and 2008 grants, based on the Company’s historical forfeiture rate as well as an analysis of current market conditions.

The following table summarizes stock option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	1,728,844	$8.69
Options granted	527,320	$10.24
Options cancelled/forfeited	(118,039)	$11.22
Options exercised	—	—
Outstanding, March 31, 2008	2,138,125	$8.93
Exercisable, March 31, 2008	977,934	$7.10

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this report.

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

We have incurred net losses in each year since our inception and have an accumulated deficit at March 31, 2008 of $186.1 million. We expect our losses to continue through at least 2008 as we develop and introduce our next generation of Intelligent Surgical Instruments and build the infrastructure necessary to support our anticipated sales growth. To date, we have financed our operations primarily through the initial public offering of our common stock, private placements of our preferred stock and the issuance of debt.

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

To date, most of our revenue has been derived from the sale of our single-patient, disposable Intelligent Surgical Instruments and, to a lesser extent, from the sale of reload cartridges for our reusable Intelligent Surgical Instruments. We expect that, as our installed base of reusable, multiple-patient Intelligent Surgical Instruments grows, sales of reload cartridges will become the largest component of our total sales.

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

Our future success will depend on our ability to make significant improvements in our cost of sales as a percentage of sales, or gross margins. Since the introduction of our SurgASSIST system in 2001, our gross margins have ranged from a negative gross margin of (56.9)% in 2002 to a positive gross margin of 25.6 % for the quarter ended March 31, 2007. Our high cost of sales has been attributable to a number of factors, including product defects that have required rework by us and by our suppliers, a labor-intensive manual assembly process that has resulted in high labor costs, and excess manufacturing capacity in relation to our sales, which has resulted in inefficient absorption of manufacturing overhead.

Charges associated with write-offs of excess and obsolete inventory have also contributed to our high cost of sales. Our product development plans sometimes include introductions of new products that overlap functionally with existing products, while offering new or improved capabilities. We anticipate that in some cases, this may lead to a reduction in demand for, or discontinuation of, an existing product. In these circumstances, we must carefully manage our finished goods inventory to ensure that we have quantities of the existing product that are sufficient to meet customer demand pending introduction of the new product, but that do not leave us holding excess or obsolete inventory when a new product supplants the existing one.  Changes in the design of our products can also result in the obsolescence of our inventory of components that are not used in redesigned products.

Historically, our cost of sales has included the substantial cost of our power consoles and related accessories and more recently of Intelligent Surgical Instruments that we place with customers at no charge, which has had a significant adverse effect on our gross margins.  The cost of the i60 and iDrive instruments that we currently make available to customers at no charge is recorded as a charge to cost of sales when the units are shipped to the customer.

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

Internal Control over Financial Reporting

Our management determined that as of March 31, 2008 and December 31, 2007 we had a material weakness in our internal control over financial reporting related to our financial statement close process that, until remediated, results in more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. We concluded that there is a material weakness in our internal control over financial reporting because we do not have a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. The material weakness resulted in the identification of adjustments during the financial statement close process during 2007 that have been recorded in the consolidated financial statements.  In order to remediate this material weakness, we are taking the following actions:

•                  we are actively seeking additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our financial statement close process; and

•                  we are expanding the training and education of our accounting and finance staff members in an effort to improve their effectiveness.

Notwithstanding the material weakness that existed as of March 31, 2008 and December 31, 2007, our management has concluded that the consolidated financial statements included elsewhere in this prospectus present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with U.S. generally accepted accounting principles.

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

For a description of those of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K, filed with the SEC on March 31, 2008.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, or SFAS 157, effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of March 31, 2008, the fair value of all of our financial assets is based on Level 1 observable inputs.  We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.

Results of Operations

Three month period ended March 31, 2008 and March 31, 2007

Sales.  Our sales in the three months ended March 31, 2008 increased by 23%, to $2.2 million compared with $1.8 million during the corresponding period in 2007, due to approximately $478,000 of revenue attributable to sales of reload cartridges for our new i60 wireless handheld linear stapler.

Cost of sales and gross profit.  Our cost of sales in the three months ended March 31, 2008 increased by 89%, to $2.6 million compared with $1.4 million during the corresponding period in 2007.  Our gross profit decreased to $(0.3) million, or (15)% of sales, in the three months ended March 31, 2008 from $0.4 million, or 26% of sales, during the corresponding period in 2007.  The decrease in our gross profit and our gross margin percentage reflects approximately $250,000 of costs of the i60 and iDrive devices that we placed with hospitals during the first quarter and approximately $250,000 associated with the write-off of components inventory that became obsolete due to a design enhancement of the i60 device. Our gross margins may experience fluctuations from period to period until we are able to realize further economies of scale in our purchasing and manufacturing process through increased manufacturing capacity utilization and automation.

Research and development expenses.  Our research and development expenses in the three months ended March 31, 2008 increased by 58%, to $1.6 million compared with $1.0 million during the corresponding period in 2007.  Research and development costs increased as a percentage of sales to 71% in the three months ended March 31, 2008, compared with 55% of sales during the corresponding period in 2007.  The expense increase in both dollars and percentage of sales was due to increased investment in product line extensions and product derivatives, as well as approximately $325,000 of development component costs, primarily for the i60 green reload cartridges which were launched in April 2008.

Sales and marketing expenses.  Our domestic and international sales and marketing expenses in the three months ended March 31, 2008 increased by 108%, to $6.8 million, compared with $3.3 million during the corresponding period in 2007, and increased as a percentage of sales to 306% of sales in the three months ended March 31, 2008.  This compares to 180% of sales during the corresponding period in 2007.  The increase in both dollar amount and percentage of sales was due to sales force expansion, training and planned increases in marketing expense associated with trade shows and conventions.

General and administrative expenses.  Our general and administrative expenses in the three months ended March 31, 2008 increased by 36%, to $3.0 million compared with $2.2 million during the corresponding period in 2007, and increased as a percentage of sales to 135% in the three months ended March 31, 2008, compared to 122% during the corresponding period in 2007.  The increase in dollar amount and percentage of sales was due to higher salaries, stock-based compensation expense and other personnel related expenses.

Interest income.  Our interest income in the three months ended March 31, 2008 increased by 173%, to $0.2 million compared with $71,000 during the corresponding period in 2007, due to investment of higher average cash balances resulting from our convertible debt issuance in March 2007 and our initial public offering in October 2007.

Interest expense.  Our interest expense in the three months ended March 31, 2008 increased to $0.6 million compared with $6,000 during the corresponding period in 2007. The increase was the result of interest expense related to our convertible debt issued in March 2007.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our preferred stock, unsecured borrowings from our stockholders, a credit facility and, more recently, the issuance in March 2007 of our convertible notes in the aggregate principal amount of $25.0 million and our initial public offering in October 2007, in which we received net proceeds, after underwriting discounts and offering expenses, of approximately $42 million. Our principal source of liquidity as of March 31, 2008 consisted of our cash and cash equivalents of $23.5 million and our accounts receivable balance of $1.6 million.

In the first three months of 2008, our operating activities used $13.2 million in cash, due primarily to our net operating loss of $12.2 million. We used cash of $0.6 million to pay down accrued expenses and we used cash of $1.6 million to increase inventory, primarily raw materials and components required for assembly of our newly introduced i60 and iDrive instruments and related reload cartridges, to support expected demand for these products. These uses were partially offset by a $0.4 million increase in accounts payable and prepaid expense and other assets. Of our non-cash expenses of approximately $1.0 million, the largest component was stock compensation expense of $0.4 million. We used $58,000 in our investing activities, primarily consisting of purchases of property and equipment of $1.1 million, related primarily to the purchase of our automated reload machine, offset by a decrease in restricted cash of $1.0 million.  Our financing activities used $17,000 for repayment on our long-term debt.

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

Interest rate risk.  At March 31, 2008, we had $23.5 million of cash and cash equivalents. These amounts were invested primarily in certificates of deposit. The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk.  Our investments have limited exposure to market risk. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to our investments in certificates of deposit, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

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

Item 4.            Controls and Procedures.

Our chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting previously described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008, which identified the following material weakness that has not been fully remediated as of March 31, 2008:

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

PART II:                                            OTHER INFORMATION

Item 1:   Legal Proceedings.

Not applicable

Item 1A.                 Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results and could cause actual events to differ materially from the forward-looking statements in this report. There has been no material change in the risk factors described in that Annual Report on Form 10-K, except as follows:

The risk factors under the headings “We must upgrade and correct deficiencies in our regulatory compliance operations, and our failure to do so could impair our ability to market our products or lead to regulatory enforcement action against us” and “Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities” have been expanded to disclose that the FDA is currently conducting an inspection of our facilities in Langhorne, Pennsylvania which is not yet completed.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We are a company with a limited operating history and have sustained net losses since our inception, including a net loss of $36.8 million for the year ended December 31, 2007 and a net loss of $12.2 million for the three months ended March 31, 2008. We have an accumulated deficit of $186.1 million at March 31, 2008. We expect to continue to incur significant operating losses at least through 2008, as we invest in the development of our business. Our losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

As of March 31, 2008, we had approximately 175 employees, compared with 227 at December 31, 2007. We will need to expand our managerial, operational, financial and other resources to manage and fund our operations, continue our research and development activities, increase the sales force and develop our products.  It is possible that our management, finance, technical and regulatory personnel, systems and facilities currently in place may not be adequate to support the recent rapid growth in our operations, and our expected future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals. In March 2008, our chief operations officer, Alex Bourdon, resigned. Mr. Bourdon was one of our three executive officers and was responsible for our manufacturing operations as well as for our regulatory compliance operations. We have hired Michael M. Fard as vice president of operations, effective March 24, 2008.

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

In April 2007, following an inspection of our facilities, the FDA issued a Notice of Inspectional Observations, or Form 483, which included 24 inspectional observations. We were also inspected by the FDA in 2002, 2003 and 2005, and some of the observations in the FDA’s April 2007 Form 483 are similar to those we received in earlier inspections. As a result of these events, we concluded that there are significant deficiencies in our regulatory compliance operations, and are taking steps to rectify these deficiencies. We also have begun the process of making needed improvements in our corrective and preventive action, complaint handling and medical device reporting procedures, in our processes for compliance with other requirements of the FDA’s quality system regulations and in our related controls and internal audit functions. In late 2007 we engaged an independent consultant to audit our compliance with certain aspects of the FDA’s quality system regulations. The consultant noted improvements in our complaint management, failure investigation, medical device report reporting, management review, internal audit and corrective and preventative action processes, but also identified areas for improvement in our FDA quality system regulations in each of these areas, some of which related to occurrences after the FDA’s April 2007 Form 483.

As of the date of this report, the FDA is conducting an inspection of our facilities in Langhorne, Pennsylvania which is not yet completed.

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

A critical component of our sales and marketing efforts is the training of a sufficient number of surgeons, other clinicians and hospital staff to properly use our SurgASSIST system. In order to operate effectively, our internal sales force must also be trained on the benefits and proper utilization of our technology, including newly introduced products. In connection with the introduction of our i60 and iDrive products, we have found that it takes longer than we expected to adequately train our internal sales force and customers’ clinical personnel on the use and care of these instruments, due in part to their novelty and to the need to employ new sterilization techniques. Additionally, the number of i60 and iDrive demonstration units available for use by our sales force was limited during the early phases of our i60 product launch. As a result, it has taken longer for our sales force to become fully effective in selling these new products, and the rate of adoption of our new technology has been adversely affected. Any further delays in adequately training our internal sales force or our customers’ clinical personnel on these or other products could harm our business.

Additionally, we rely on clinicians and hospital staff to devote adequate time to learn to use our products. If surgeons or hospital staff are not properly trained in the use of our Intelligent Surgical Instruments, they may misuse or ineffectively use our products. For example, during 2007, we received reports of incomplete firings of our reusable PLC 60 instrument that we believed were attributable to improper installation of reload cartridges by our customers’ medical personnel. More recently, we have received similar reports relating to the seating of reload cartridges in our i60 and PLC 75 linear staplers. We initiated improvements in our training procedures to alert customers to the need to properly seat the reload cartridges, and designed a new version of the reload cartridge to incorporate a positive locking feature to make this error less likely to occur.  However, insufficient training may result in unsatisfactory patient outcomes, patient injury and related liability or negative publicity, which could have an adverse effect on our product sales.

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

We believe that our existing cash and cash equivalent balances and interest we earn on these balances will be sufficient to meet our anticipated cash requirements through January 1, 2009. We have made no arrangements to obtain additional financing, and there can be no assurance that such financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency. However, our actual capital requirements will depend on many factors, many of which are outside our control, including:

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

During the three months ended March 31, 2008, 85% of our sales were derived from customers located in North America and 15% were derived from customers in Europe and Asia. During the three months ended March 31, 2007, 79% of our sales were derived from customers located in North America and 21% were derived from customers in Europe and Asia.  For the years ended December 31, 2007 and 2006, sales occurring in international markets were 18% and 21%, respectively.  By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our international sales are denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

Between May 2002 and June 2005, the FDA conducted three inspections of our facilities. Each of those inspections resulted in the issuance of a Notice of Inspectional Observations, or Form 483. Certain observations regarding our processes to handle customer complaints, submit medical device reports, initiate corrective and preventive actions and to conduct internal quality audits were identified by the FDA as areas of possible non-compliance with FDA regulations. For each of those Form 483s issued by the FDA, we submitted a response which identified our proposed corrective action plans to address the FDA’s inspectional observations. In each case, the FDA issued an Establishment Inspection Report, or EIR, which officially closed FDA’s inspection. From February 13 to April 26, 2007, the FDA conducted an additional inspection of our facility in Langhorne, Pennsylvania. A Form 483 was provided to us at the conclusion of the inspection. As of the date of this report, the FDA is conducting an inspection of our facilities in Longhorne, Pennsylvania which is not yet completed. In the FDA’s most recent Form 483, 24 inspectional observations were identified, including the failure to properly process customer complaints, failure to submit to the FDA medical device reports or to submit them within regulatory timeframes, and the lack of reporting a field action. Certain of the FDA’s inspectional observations are similar to observations identified in the prior Form 483s issued to us. We prepared and submitted a response to the FDA, which included our proposed corrective actions to address the FDA’s observations. Whether the FDA will accept our response is uncertain, particularly in light of the similar nature of the current inspectional observations to the previous observations. If the FDA does not agree with our proposed corrective actions, or accepts them but finds that we have not implemented them adequately, if the FDA is concerned about the repetitive nature of the inspectional observations, or if we otherwise fail to comply with applicable regulatory requirements, the FDA could initiate an enforcement action, including any of the following sanctions:

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

Since our initial public offering in October 2007, the market price of our common stock has ranged from $3.71 to $14.79. The market price for our common stock is likely to continue to fluctuate as a result of a number of factors, including:

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

Approximately 2.6 million shares of our common stock that are issuable upon conversion of the convertible notes that we issued in March 2007 are now eligible for resale under Rule 144. Approximately 17.1 million additional shares of our common stock are outstanding, assuming no exercise of outstanding options or warrants or conversion of our convertible notes.  If the holders of these shares sell them or are perceived by the market as intending to sell them, the market price of our common stock could drop significantly. Any substantial sale of common stock pursuant to any resale registration statements or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

(a)        Sales of Unregistered Securities:

During the three months ending March 31, 2008, 1,050 shares of common stock were issued to employees pursuant to grants of restricted stock awards.  These transactions were exempt from registration under Section 4(2) of the Securities Act.

(b)            Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-142926) that was declared effective by the Securities and Exchange Commission on October 25, 2007. The net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $42 million.  We invested the $42 million in net proceeds from the offering in U.S. Treasury bills and certificates of deposit pending their use.  Through April 27, 2008, we have used approximately $22.9 million of the net proceeds from the offering for general working capital purposes.  We intend to continue to use the proceeds for general corporate purposes, including working capital, continuation of our research and development efforts, expansion of our manufacturing capabilities and purchases of capital equipment.

(c)             Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

None.

Item 3.                    Default Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information.

None.

Item 6.                    Exhibits.

Exhibit		Filed with this Form	Incorporated by Reference
No.	Description	10-Q	Form	Filing Date	Exhibit No.
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		S-1/A	October 9, 2007	3.2

3.2	Amended and Restated By-Laws of the Company		S-1/A	October 9, 2007	3.4

4.1	Specimen certificate for common stock of Power Medical Interventions, Inc.		S-1/A	October 9, 2007	4.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER MEDICAL INTERVENTIONS, INC.
(Registrant)

May 15, 2008	By:	/s/ Michael P. Whitman
Michael P. Whitman
President and Chief Executive Officer

POWER MEDICAL INTERVENTIONS, INC.
(Registrant)

May 15, 2008	By:	/s/ John P. Gandolfo
John P. Gandolfo
Chief Financial Officer

Exhibit Index

Exhibit		Filed with this Form	Incorporated by Reference
No.	Description	10-Q	Form	Filing Date	Exhibit No.
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		S-1/A	October 9, 2007	3.2

3.2	Amended and Restated By-Laws of the Company		S-1/A	October 9, 2007	3.4

4.1	Specimen certificate for common stock of Power Medical Interventions, Inc.		S-1/A	October 9, 2007	4.1

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X