Form 10-Q
period 2008-06-30
Power Medical Interventions, Inc.
filed 2008-08-14
CIK 1398090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒      Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock.

As of August 13, 2008, 17,124,313 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

POWER MEDICAL INTERVENTIONS, INC.

PART I:                             FINANCIAL INFORMATION

Item 1.                                   Financial Statements.

Power Medical Interventions, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,610,108	$36,592,220
Restricted cash	1,750,000	1,750,000
Accounts receivable less allowance of $104,000 and $120,000 in 2008 and 2007, respectively	1,571,788	1,514,776
Inventory	9,155,298	7,371,205
Prepaid expenses and other current assets	1,290,156	1,178,493
Total current assets	25,377,350	48,406,694
Property and equipment, net	4,986,071	4,713,010
Intangible assets, net	1,033,560	965,303
Deferred financing fees	992,452	1,276,010
Other assets	242,382	261,862
Restricted cash, long term	1,388,028	2,350,071
Total assets	$34,019,843	$57,972,950
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	3,292,150	$4,422,198
Accrued expenses	4,006,594	4,506,748
Current portion of long-term debt	69,230	69,230
Total current liabilities	7,367,974	8,998,176

Long-term debt, net of current portion	24,833,037	24,742,891
Deferred rent, net of current portion	598,017	691,873
Total liabilities	32,799,028	34,432,940

Shareholders’ equity:
Common stock, $.001 par value:
Authorized shares—200,000,000 at June 30, 2008 and December 31, 2007, respectively; issued and outstanding shares 17,124,313 and 17,107,052 at June 30, 2008 and December 31, 2007, respectively	17,124	17,107
Additional paid-in capital	198,706,158	197,733,981
Accumulated other comprehensive income (loss)	99,611	(300,184)
Accumulated deficit	(197,602,078)	(173,910,894)
Total shareholders’ equity	1,220,815	23,540,010
Total liabilities and shareholders’ equity	$34,019,843	$57,972,950

See accompanying notes.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$2,159,405	$2,377,319	$4,383,610	$4,192,616
Cost of sales	3,018,245	1,948,662	5,575,414	3,299,926
	(858,840)	428,657	(1,191,804)	892,690
Costs and expenses:
Research and development	1,508,120	1,554,005	3,090,531	2,553,187
Sales and marketing	5,961,115	3,846,893	12,757,500	7,110,283
General and administrative	2,622,165	2,108,975	5,635,442	4,325,882
	10,091,400	7,509,873	21,483,473	13,989,352
Operating loss	(10,950,240)	(7,081,216)	(22,675,277)	(13,096,662)

Other income (expense):
Interest income	89,680	294,166	284,510	365,499
Interest expense	(650,827)	(1,086,520)	(1,300,417)	(1,092,314)
Total other income (expense)	(561,147)	(792,354)	(1,015,907)	(726,815)
Net loss	$(11,511,387)	$(7,873,570)	$(23,691,184)	$(13,823,477)

Accretion of preferred stock	—	(2,271,620)	—	(4,534,493)
Net loss applicable to common shares	$(11,511,387)	$(10,145,190)	$(23,691,184)	$(18,357,970)
Net loss per common share:
Basic and diluted	$(0.67)	$(2.69)	$(1.38)	$(4.87)
Weighted average number of common shares outstanding:
Basic and diluted	17,108,716	3,770,518	17,108,282	3,770,518

See accompanying notes.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(23,691,184)	$(13,823,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	875,846	1,011,865
Amortization of debt discount and deferred financing fees	408,094	185,196
Loss on the disposal of property and equipment	22,518	—
Stock-based compensation	899,570	234,859
Changes in operating assets and liabilities:
Accounts receivable	(42,868)	48,552
Inventory	(1,798,109)	(775,142)
Prepaid expenses and other assets	(175,571)	(188,913)
Accounts payable	(828,021)	(29,001)
Accrued expenses	(563,424)	511,324
Deferred rent	(93,856)	25,525
Net cash used in operating activities	(24,987,005)	(12,799,212)

Investing activities
Purchase of property and equipment	(1,056,779)	(924,918)
Patent application costs	(160,337)	(133,731)
Change in restricted cash	1,015,690	(3,359,311)
Net cash used in investing activities	(201,426)	(4,417,960)

Financing activities
Repayments on long-term debt	(34,390)	(46,020)
Proceeds of long-term debt, net	—	23,309,361
Net proceeds from the issuance of common stock and exercise of common stock warrants and options	72,626	630,953
Payment of deferred equity financing costs	—	(1,458,853)
Net cash provided by financing activities	38,236	22,435,441

Effect of exchange rate changes on cash and cash equivalents	168,083	(137,971)
Net (decrease) increase in cash and equivalents	(24,982,112)	5,080,298
Cash and cash equivalents, beginning of period	36,592,220	8,684,341
Cash and equivalents, end of period	$11,610,108	$13,764,639

Supplemental disclosure of cash flow information
Cash paid for interest	$888,564	$12,692

See accompanying notes.

Power Medical Interventions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008

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

The accompanying condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statement of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2008 and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the financial statements are unaudited. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period.

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

In the original configuration of the SurgASSIST system, Intelligent Surgical Instruments were connected through a flexible shaft, or FlexShaft, to a power console and, in some cases, a separate remote control unit. The Company’s next generation products, beginning with the i60 linear stapler that the Company introduced in the fourth quarter of 2007, are self-contained hand held instruments that do not require a FlexShaft or separate power console.

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

The Company historically provided power consoles, FlexShafts, remote control units and mobile carts associated with its first-generation SurgASSIST system to customers at no cost as loaner equipment. In addition, the Company has in certain cases agreed to transfer title to such systems to the customer upon the customer’s purchase of a specified number of disposable Intelligent Surgical Instruments although the customer is under no obligation to purchase the Intelligent Surgical Instruments. In these instances, the Company recognizes revenue attributable to the complete system as the Intelligent Surgical Instruments are delivered, in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables.

In 2007, the Company instituted a program whereby it may provide reusable Intelligent Surgical Instruments and FlexShafts to customers at no cost.  In certain cases, the Company offers such Intelligent Surgical Instruments and FlexShafts at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, the Company recognizes the revenue ratably over the period of delivery of the reload cartridges in accordance with the guidance of EITF 00-21, as long as such revenue is not contingent on the delivery of the undelivered products. The Company currently makes its i60 and iDrive instruments available to customers at no cost without condition. No revenue is associated with the shipment to customers of these instruments.

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

During the six months ended June 30, 2008, the Company’s revenues were from customers located in North America (83%), Europe (12%) and Asia (5%). During the six months ended June 30, 2007, the Company’s revenues were from customers located in North America (77%) and  Europe (21%) and Asia (2%).   Amounts billed to customers for shipping and handling of products are included in sales. Costs incurred related to shipping and handling are included in cost of sales.

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	June 30, 2008	December 31, 2007
Convertible senior secured promissory notes	2,643,179	2,643,175
Common stock warrants	958,974	1,137,864
Common stock options outstanding	2,162,183	1,728,844
Common stock options available for grant	1,139,124	643,510
Total	6,903,460	6,153,393

If the outstanding options, warrants, and preferred stock were exercised or converted into common stock, the result would be anti-dilutive. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements , or SFAS 157, effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, the Company primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of June 30, 2008, the fair value of all of the Company’s financial assets are based on level one observable inputs.  We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.

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

The Convertible Notes also require the payment of a terminal value that (i) will be due upon redemption or conversion of the Convertible Notes, (ii) will be considered part of the conversion amount for purposes of determining the conversion rate (see below) or (iii) will be due upon maturity as part of the principal amount. In each case, the terminal value payment is defined to equal 7% per annum of the applicable principal from the closing date of the Convertible Notes in March 2007 to the first Conversion Event (which the parties acknowledged and agreed occurred on October 31, 2007, the date of the Company’s initial public offering).  There is no possible future scenario in which the accrued terminal value would not be required to be paid to the holders of the Convertible Notes or realized by such holders upon conversion of the Convertible Notes.

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

4.  Inventory

Inventory is stated at the lower of cost or market value, with cost being determined on a first-in, first-out (FIFO) basis and market value based on the lower of replacement cost, or the estimated net realizable value, reduced by an allowance for normal profit margin.  Inventory consists of the following:

	June 30, 2008	December 31, 2007
Raw Materials	$4,553,873	$3,861,162
Work in process	1,378,577	1,066,864
Finished goods	3,222,848	2,443,179
	$9,155,298	$7,371,205

During the three and six months ended June 30, 2008, and for the year ended December 31, 2007, the company recorded inventory obsolescence charges in the amount of approximately $200,000, $501,000 and $506,000 respectively.  Such charges are reflected in cost of sales in the accompanying condensed consolidated statements of operations.

5.  Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss applicable to common shares	$(11,511,387)	$(10,145,190)	$(23,691,184)	$(18,357,970)
Foreign currency translation adjustment	354,244	(45,748)	399,795	(877)
Comprehensive loss	$(11,157,143)	$(10,190,938)	$(23,291,389)	$(18,358,847)

6.  Contingencies

The Company has, on occasion, been named as a defendant in lawsuits alleging product failure, patent infringement, breach of contract and employment related claims. Management has provided reserves for the estimated potential losses, when such losses are deemed probable and estimable.  The Company currently has a patent infringement case outstanding.  The Company received a favorable ruling from the German courts on two of the patent infringement claims and an unfavorable ruling on one of the claims.  However, the Company is in the process of appealing the unfavorable ruling.  The Company intends to defend this claim vigorously and has concluded it is too early to determine whether or not the Company will incur any loss under this claim.  As such, no amounts are accrued in the accompanying consolidated balance sheets related to this claim.

The Company also has a product liability case outstanding which is currently suspended and the Company has continued to contest the claim.  The Company has accrued $100,000 related to this matter which represents its best estimate of the potential liability related to this claim.

7.  Stock-based Compensation

As a private company during the first part of 2007, the Company estimated the fair value of its common stock by utilizing a contemporaneous third party valuation.  Grants issued during the first and second quarter of 2008 were valued at the closing price of the Company’s publicly traded stock. The per-share weighted average fair values on the dates of grant of the options granted was $3.31 and $4.48, during the three months ended June 30, 2008 and 2007, and $4.99 and $4.48 during the six months ended June 30, 2008 and 2007, using the Black-Scholes option-pricing model with the following weighted average assumptions, which are based upon Company history or industry comparative information:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Expected dividend yield	0%	0%	0%	0%
Expected volatility	50.2%	60.1%	50.2%	60.1%
Risk-free interest rates	3.45%	4.58%	3.13%	4.58%
Expected life	7 years	7 years	7 years	7 years

The expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). The Company identified similar public entities for which share price information is available and considered the historical volatility of these entities’ share prices in estimating expected volatility. The Company used the average volatility of these guideline companies over a seven year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107.  Compensation expense under SFAS No. 123(R) and EITF 96-18 for the three months ended June 30, 2008 related to share-based service awards was $459,100, of which $11,983 is included in cost of sales, $49,672 is included in research and development, $62,284 is included in sales and marketing and $335,161 is included in general and administrative expense in the accompanying statements of operations.  Compensation expense under SFAS No. 123(R) and EITF 96-18 for the three months ended June 30,

2007 related to share-based service awards was $134,245 , of which $805 is included in cost of sales, $418 is included in research and development,  $16,420 is included in sales and marketing and $116,602 is included in general and administrative expense in the accompanying statements of operations. Compensation expense under SFAS No. 123(R) and EITF 96-18 for the six months ended June 30, 2008 related to share-based service awards  was $899,570, of which $22,330 is included in cost of sales, $96,195 is included in research and development, $128,258 is included in sales and marketing and $652,787 is included in general and administrative expense in the accompanying statements of operations.  Compensation expense under SFAS No. 123(R) and EITF 96-18 for the six months ended June 30, 2007 related to share-based service awards was $234,859 of which $1,422 is included in cost of sales, $418 is included in research and development, $31,671 is included in sales and marketing and $201,348 is included in general and administrative expense in the accompanying statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total unrecognized compensation cost of options granted but not yet vested as of June 30, 2008 was $5,724,622, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 2.08 years. The Company utilized an estimated forfeiture rate of 15% for the 2007 and 2008 grants, based on the Company’s historical forfeiture rate as well as an analysis of current market conditions.

The following table summarizes stock option activity for the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	1,728,844	$8.69
Options granted	715,198	9.11
Options cancelled/forfeited	(266,648)	10.82
Options exercised	(16,211)	4.48
Outstanding, June 30, 2008	2,162,183	$8.66
Exercisable, June 30, 2008	1,024,409	$7.30

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

Overview

We design, manufacture and market the SurgASSIST® system of computer-assisted, power-actuated endomechanical surgical instruments, which we refer to as Intelligent Surgical Instruments™. Surgeons use our Intelligent Surgical Instruments for cutting, stapling and tissue manipulation in a variety of procedures in open surgery, minimally invasive surgery, or MIS, and in the emerging field of natural orifice translumenal endoscopic surgery, or NOTES. Our SurgASSIST system has been used in tens of thousands of surgical procedures in more than 350 hospitals and medical institutions worldwide.

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

We have incurred net losses in each year since our inception and have an accumulated deficit at June 30, 2008 of $197.6 million. We expect our losses to continue through at least 2008  as we continue to develop and introduce our next generation of Intelligent Surgical Instruments and build the infrastructure necessary to support our anticipated sales growth. To date, we have financed our operations primarily through the initial public offering of our common stock, private placements of our preferred stock and the issuance of debt.

The principal factor driving our results of operations in 2008 has been the continuing roll-out of our next generation wireless technology.  Interest in the new technology among surgeons and institutions remains high, and our installed base of i-Series instruments placed in hospitals worldwide has continued to grow. As often occurs during a major release of a new technology platform, we have encountered challenges that have slowed the rate of adoption of our new technology. This has resulted in post-launch revenues that have been lower than expected and has affected our gross margins during the first six months of 2008. We have taken significant steps toward resolving these challenges, and meanwhile have continued to build out our i-Series product portfolio by introducing new Intelligent Surgical Instruments as well as enhanced and improved versions of our existing i-Series products. We expect that, over the long term, prospects for our proprietary line of Intelligent Surgical Instruments remain high.

Financial Operations Overview

The following is a description of the principal components of our sales and expenses and of significant trends and challenges that we believe are important to an understanding of our business and results of operations.

Sales.   Our SurgASSIST surgical platform includes cutting and stapling devices in a variety of sizes and linear, right angle and circular configurations designed for differing surgical needs. In the original configuration of our system, our Intelligent Surgical Instruments are connected through a flexible shaft, or FlexShaft, to a power console. Our next generation products, beginning with the i60 linear stapler that we introduced in the fourth quarter of 2007, are self-contained hand-held instruments that do not require a FlexShaft or separate power console. In December 2007, we also introduced our self-contained, wireless handheld iDrive system, which can be used to power and control our linear, right angle and circular staplers, without the need for a separate FlexShaft or power console.

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

Our future success will depend on our ability to make significant improvements in our cost of sales as a percentage of sales, or gross margins. Since the introduction of our SurgASSIST system in 2001, our gross margins have ranged from a negative gross margin of (56.9)% in 2002 to a positive gross margin of 25.6 % for the quarter ended March 31, 2007. Our gross margin in the three months and six months ended June 30, 2008 was (39.8%) and (27.2%), respectively.  Our high cost of sales has been attributable to a number of factors, including product defects that have required rework by us and by our suppliers, a labor-intensive manual assembly process that has resulted in high labor costs, and excess manufacturing capacity in relation to our sales, which has resulted in inefficient absorption of manufacturing overhead.

Charges associated with write-offs of excess and obsolete inventory have also contributed to our high cost of sales. During the three months and six months ended June 30, 2008, we recorded inventory obsolescence charges of $200,000 and $501,000, constituting 6.6% and 9.0% of our cost of sales, respectively.  Our product development plans sometimes include introductions of new products that overlap functionally with existing products, while offering new or improved capabilities. We anticipate that in some cases, this may lead to a reduction in demand for, or discontinuation of, an existing product. In these circumstances, we must carefully manage our finished goods inventory to ensure that we have quantities of the existing product that are sufficient to meet customer demand pending introduction of the new product, but that do not leave us holding excess or obsolete inventory when a new product supplants the existing one.  Changes in the design of our products can also result in the obsolescence of our inventory of components that are not used in redesigned products.

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

Our sales and marketing expenses have substantially exceeded our sales in each year since 2004, as we have invested in building the sales and marketing organization and administrative infrastructure necessary to support our planned sales growth. During 2008, we have taken steps to reduce our sales and marketing expenses through a reduction in the number of our direct sales personnel, and as a result we expect sales and marketing expense for the balance of 2008 to remain consistent with second quarter 2008 levels.

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

Interest expense.   Interest expense consists of interest expense on our term loans, convertible notes and equipment loans.

Internal Control over Financial Reporting

Our management determined that as of June 30, 2008 and December 31, 2007 we had a material weakness in our internal control over financial reporting related to our financial statement close process that, until remediated, results in more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. We concluded that there is a material weakness in our internal control over financial reporting because we do not have a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. The material weakness resulted in the identification of adjustments during the financial statement close process during 2007 that have been recorded in the consolidated financial statements.  In order to remediate this material weakness, we are taking the following actions:

•     we are actively seeking additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our financial statement close process; and

•     we are expanding the training and education of our accounting and finance staff members in an effort to improve their effectiveness.

Notwithstanding the material weakness that existed as of June 30, 2008 and December 31, 2007, our management has concluded that the consolidated financial statements included  present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with U.S. generally accepted accounting principles.

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

For a description of those of our accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, or SFAS 157, effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of  June 30, 2008, the fair value of all of our financial assets is based on Level 1 observable inputs.  We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.

Results of Operations

Three month periods ended June 30, 2008 and June 30, 2007

Sales.   Our sales in the three months ended June 30, 2008 decreased by 9% to $2.2 million compared with $2.4 million during the corresponding period in 2007, and were flat sequentially in comparison to the first quarter of 2008. Included in the second quarter 2008 sales was approximately $444,000 of i60 reload revenues, compared with approximately $478,000 in the first quarter of 2008. Our second quarter sales were adversely affected by the previously disclosed delays in the commercial launch of the i60 product, and also by our decision during the quarter to upgrade the articulation joint of our i60 and i45 instruments to address concerns over premature wear that was reducing the useful life of the instrument and deterring surgeons from using the device. The enhanced i60, which incorporates a new, banded articulating joint, was not available until July of 2008. In the interim, we made available to customers a modified “straight” version of the i60 instrument without the articulating joint, and reload revenue during the second quarter of 2008 was attributable primarily to usage of this modified version of the i60. Shipments of the improved i60 instrument incorporating the upgraded articulation joint resumed during the third quarter of 2008.

Cost of sales and gross profit.   Our cost of sales in the three months ended June 30, 2008 increased by 55%, to $3.0 million compared with $1.9 million during the corresponding period in 2007.  Our gross profit decreased to $(0.9) million, or (40)% of sales, in the three months ended June 30, 2008 from $0.4 million, or 18% of sales, during the corresponding period in 2007.  The decrease in our gross profit and our gross margin percentage is attributable to increased cost of sales, including approximately $494,000 of costs related to the i60 and iDrive devices that we placed with hospitals during the second quarter, an increase of $364,000 in cost of sales associated with the write-off of scrap and obsolete inventory as a result of the transition to the new wireless platform and an increase in cost of sales of $241,000 related to engineering samples used for validation testing.  Our gross margins are likely to fluctuate from period to period until we are able to realize further economies of scale in our purchasing and manufacturing process through increased manufacturing capacity utilization and automation.

Research and development expenses.   Our research and development expenses in the three months ended June 30, 2008 decreased by 3% to $1.5 million compared with $1.6 million during the corresponding period in 2007 due to a decrease in materials and components used for new product development.   Research and development costs increased as a percentage of sales to 70% in the three months ended June 30, 2008, compared with 65% of sales during the corresponding period in 2007.

Sales and marketing expenses.   Our domestic and international sales and marketing expenses in the three months ended June 30, 2008 increased by 55%, to $6.0 million, compared with $3.8 million during the corresponding period in 2007, and increased as a percentage of sales to 276% of sales in the three months ended June 30, 2008.  This compares to 162% of sales during the corresponding period in 2007.  The increase in both dollar amount and percentage of sales was due to sales force expansion, training and planned increases in marketing expense associated with trade shows and conventions. During 2008, we have taken steps to reduce our sales and marketing expenses through a reduction in the number of our direct sales personnel, and as a result we expect sales and marketing expense for the balance of 2008 to remain consistent with second quarter 2008 levels.

General and administrative expenses.   Our general and administrative expenses in the three months ended June 30, 2008 increased by 24%, to $2.6 million compared with $2.1 million during the corresponding period in 2007, and increased as a percentage of sales to 121% in the three months ended June 30, 2008, compared to 89% during the corresponding period in 2007.  The increase in dollar amount and percentage of sales was due to higher, stock-based compensation expense and higher professional fees associated with our being a public company.

Interest income.   Our interest income in the three months ended June 30, 2008 decreased by 70% to $90,000 compared with $294,000 during the corresponding period in 2007, due to lower average cash balances and lower interest rates.

Interest expense.   Our interest expense in the three months ended June 30, 2008 decreased to $0.6 million compared with $1.1 million during the corresponding period in 2007. The decrease was the result of lower interest expense related to our convertible debt issued in March 2007, as the 7% terminal value of such convertible debt was charged to interest expense only prior to the completion of our initial public offering in October 2007.

Six month periods ended June 30, 2008 and June 30, 2007

Sales.   Our sales in the six months ended June 30, 2008 increased by 5% to $4.4 million compared with $4.2 million during the corresponding period in 2007, primarily due to the introduction in late 2007 of our next generation i60 and iDrive products.  Also, our sales in the first six months of 2007 were negatively affected by limited availability of demonstration units and sales collateral for the then newly introduced PLC 60 linear stapler, and by the fact that in 2007 we had a limited inventory of the linear stapler products that the PLC 60 was intended to replace.

Cost of sales and gross profit.   Our cost of sales in the six months ended June 30, 2008 increased by 69%, to $5.6 million compared with $3.3 million during the corresponding period in 2007.  Our gross profit decreased to $(1.2) million, or (27)% of sales, in the six months ended June 30, 2008 from $0.9 million, or 21% of sales, during the corresponding period in 2007.  The decrease in our gross profit and our gross margin percentage is attributable to increased cost of sales, including approximately $740,000 of costs of the i60 and iDrive devices that we placed with hospitals during the six month period, an increase of $1.1 million in cost of sales associated with the write-off of components and finished goods inventory that became obsolete due to a design enhancement of the i60 device and as a result of the transition to the new wireless platform, and an increase in cost of sales of $336,000 related to engineering samples used for validation testing.

Research and development expenses.   Our research and development expenses in the six months ended June 30, 2008 increased by 21% to $3.1 million compared with $2.6 million during the corresponding period in 2007 due to an increase in personnel, stock compensation expense and prototype costs associated with new product development.   Research and development costs increased as a percentage of sales to 71% in the six months ended June 30, 2008, compared with 61% of sales during the corresponding period in 2007.

Sales and marketing expenses.   Our domestic and international sales and marketing expenses in the six months ended June 30, 2008 increased by 79%, to $12.8 million, compared with $7.1 million during the corresponding period in 2007, and increased as a percentage of sales to 291% of sales in the six months ended June 30, 2008.  This compares to 170% of sales during the corresponding period in 2007.  The increase in both dollar amount and percentage of sales was due to domestic and international sales force expansion, training and planned increases in marketing expense associated with trade shows and conventions.

General and administrative expenses.   Our general and administrative expenses in the six months ended June 30, 2008 increased by 30%, to $5.6 million compared with $4.3 million during the corresponding period in 2007, and increased as a percentage of sales to 129% in the six months ended June 30, 2008, compared to 103% during the corresponding period in 2007.  The increase in dollar amount and percentage of sales was due to higher, stock-based compensation expense and higher professional fees associated with being a public company.

Interest income.   Our interest income in the six months ended June 30, 2008 decreased by 22% to $285,000 compared with $365,000 during the corresponding period in 2007, due to lower average cash balances and lower interest rates.

Interest expense.   Our interest expense in the six months ended June 30, 2008 increased by 19% to $1.3 million compared with $1.1 million during the corresponding period in 2007. The increase was the result of full six months of interest expense and amortization of financing fees during 2008 related to our convertible debt issued in March 2007.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our preferred stock, unsecured borrowings from our stockholders, a credit facility and, more recently, the issuance in March 2007 of our convertible notes in the aggregate principal amount of $25.0 million and our initial public offering in October 2007, in which we received net proceeds, after underwriting discounts and offering expenses, of approximately $42 million. Our principal sources of liquidity as of June 30, 2008 consisted of our cash and cash equivalents of $11.6 million and our accounts receivable balance of $1.6 million.

In the first six months of 2008, our operating activities used $25.0 million in cash, due primarily to our net operating loss of $23.7 million. We used cash of $1.4 million to reduce third party  accounts payable balances and accrued expenses and we used cash of $1.8 million to increase inventory, primarily raw materials and components required for assembly of our newly introduced i60 and iDrive instruments and related reload cartridges to support expected demand for these products.  Our non-cash expenses were approximately $2.2 million consisting of $0.9 million stock compensation expense, depreciation and amortization of $0.9 million, and the amortization of debt discount of $0.4 million. We used $201,000 in our investing activities, primarily consisting of purchases of property and equipment of $1.1 million, related primarily to the purchase of our automated reload machine and $160,000 for patent application costs, offset by a decrease in restricted cash of $1.0 million.  Our financing activities generated cash of $38,000 related to proceeds of option exercises, offset by $34,000 used for repayment on our long-term debt.

We believe that our cash and cash equivalents will be sufficient to meet our anticipated cash requirements through the middle of November 2008, however, there can be no assurance in this regard. If necessary, we have the intent and ability to reduce spending in 2008 by controlling costs that are within management’s discretion. Such costs include certain sales and marketing costs, clinical research costs, employee bonuses, professional education, and capital expenditures. Our future cash requirements will depend on many factors, including our rate of sales growth, if any, the timing and extent of spending to support new product development efforts, the expansion of our sales and marketing activities, the timing and introductions of new products and the amount and timing of capital investments we make and cost we incur to expand our manufacturing capacity. Our ability to meet our obligations in the normal course of business beyond the middle of November 2008 will be dependent on our increasing our customer and revenue base, controlling expenses and securing additional external financing which we are actively pursuing through various structures. We have no arrangements to obtain additional financing, and there can be no assurance that such financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.  These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements for the year ended December 31, 2007 to include an explanatory paragraph regarding this contingency.

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

Interest rate risk.   At June 30, 2008, we had $11.6 million of cash and cash equivalents. These amounts were invested primarily in certificates of deposit. The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk.  Our investments have limited exposure to market risk. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to our investments in certificates of deposit, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

The interest rate on our 7% convertible senior secured promissory notes is fixed and therefore exposes us to limited market risk.

Foreign currency risk.   To date, our international customer agreements have been denominated primarily in the local currency of the international customer.  The functional currency of our foreign operations in Europe and

Japan is the local currency and, as a result, any fluctuation in the exchange rates of these net assets, denominated in local currency, would be reflected in the translation gains or losses, which are accounted for in other comprehensive income in our statements of changes in equity. We do not believe that a change of 10% in foreign currency exchange rates would have a material impact on our financial position or results of operations.

Item 4.             Controls and Procedures.

(a)           Our chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting previously described in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008, which identified the following material weakness that has not been fully remediated as of June 30, 2008:

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

(b)           There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:                 OTHER INFORMATION

Item 1:    Legal Proceedings.

Not applicable

Item 1A.             Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, which could materially affect our business, financial condition or future results and could cause actual events to differ materially from the forward-looking statements in this report. There has been no material change in the risk factors described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:

•                  The risk factor under the heading “The success of our business is dependent on our ability to develop new and innovative products…” has been revised to update the discussion of delays in the commercial launch of our i60 product and their impact on our operations.

•                  The risk factor under the heading “We assemble our Intelligent Surgical Instruments using our own customized equipment…” has been revised to disclose that our automated reload assembly system has not yet attained operational status.

•                  The risk factor under the heading “Any failure in our training efforts could result in lower than expected product sales…” has been revised to include a discussion of our strategy to have a PMI sales representative present in the operating room during each firing of our i60 and iDrive products during the initial period of use by any institution.

•                  The risk factors under the headings “If we are unable to manage our expected growth, our performance may suffer” and “If we deliver products with defects, our credibility may be harmed…” have been revised to disclose that we have reorganized our operating functions and are undertaking necessary improvements in our quality control, quality assurance and supply chain operations.

•                  The risk factor under the heading “We may need substantial additional funding...” has been revised to disclose that we believe that we will require additional funding by the middle of November 2008.

•                  The risk factors under the headings “We must upgrade and correct deficiencies in our regulatory compliance operations…” and “Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities” have been expanded to disclose the results of recent FDA inspections of our facilities in Langhorne, Pennsylvania.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We are a company with a limited operating history and have sustained net losses since our inception, including a net loss of $36.8 million for the year ended December 31, 2007 and a net loss of $23.7 million for the six months ended June 30, 2008. We have an accumulated deficit of $197.6 million at June 30, 2008. We expect to continue to incur significant operating losses at least through 2008, as we invest in the development of our business. Our losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

The success of our business is dependent on our ability to develop new and innovative products and to enhance our existing products. We have experienced significant delays in new product introduction and if we do not achieve our current development goals in the time frames we expect, the commercialization of our new products may be delayed and, as a result, our operations may be adversely affected.

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

Similarly, our ability to generate revenue from the new i60 and iDrive products that we introduced in late 2007 has been adversely affected delays in availability of green reload cartridges and by problems with the initial quality of units delivered to customers and other issues. Some early users of our i60 instruments have experienced difficulties, such as problems in consistently operating its articulation feature and in properly seating reload cartridges. Although these difficulties may in part be attributable to inadequate training or incorrect technique, they have led in some cases to a negative perception of product quality. We decided during the second quarter of 2008 to upgrade the articulation joint of our i60 and i45 instruments to address concerns over premature wear that was reducing their useful life and deterring surgeons from using the devices. Improved products incorporating the new, stronger banded articulation joint were not available until the third quarter, which resulted in lower than expected reload revenues in the second quarter of 2008. Additionally, training of our sales force and the clinical personnel of our customers has taken longer than expected. Although green reloads became available during the second quarter of 2008 and upgraded i60 and i45 products incorporating an improved articulation joint became available in the third quarter of 2008, the unavailability of these products earlier in the year resulted in lost revenue opportunities and, together with the other factors described above, has slowed the rate of adoption of our i60 and iDrive products.

We performed a thorough review of our operations in April which resulted in a reorganization with the goal of enhancing our quality processes and controls.  A determination was made that there were gaps in quality control, quality assurance and supply chain management, that once addressed would increase customer satisfaction.  In order to address these issues, we hired several new  senior level executives to enhance the operations including inventory and supply chain management, manufacturing and product development.   In addition, to further support product quality, we have implemented our Quality is Caring program which is an  internal quality assurance plan to ensure that all of our products meet the rigorous expectations of the operating room.

Delays in other planned product releases, or our inability to quickly resolve perceived quality issues and other factors affecting the success of our i60 product launch, could have a material adverse effect on our revenues and results of operations. Customers may forego purchases of our existing products and purchase our competitors’ products as a result of delays in the introduction of our new products and enhancements, failure by us to choose correctly among technical alternatives or failure by us to offer innovative products or enhancements at competitive prices and in a timely manner. In addition, announcements of new products by us or by competitors may result in a delay in or cancellation of purchasing decisions in anticipation of such new products. Any such losses could impair the value of your investment.

We have limited manufacturing experience, have experienced significant manufacturing problems in the past, and may encounter difficulties in increasing production to provide an adequate supply to customers.

The manufacture of our products is a complex and costly operation involving a number of separate processes and components. To date, our manufacturing activities have consisted primarily of assembling limited quantities of our products. We have considered, and will continue to consider as appropriate, manufacturing components that are currently provided by third parties, as well as implementing new production processes. We do not have experience in manufacturing our products in the commercial quantities that might be required to market our products in the United States, Europe and Japan. We have experienced significant difficulties in our supply chain and manufacturing operations, which have impaired our ability to ship our products on a timely basis and had a material adverse impact on our results of operations.  Manufacturing of our products in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We expect that any expansion would be achieved through modified space utilization in our current leased facilities, improved efficiencies, increased automation and acquisition of additional tooling and equipment. We may encounter difficulties in increasing our manufacturing capacity and in manufacturing commercial quantities, including:

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

• longer operating histories;

• established relationships with healthcare professionals, customers and third-party payers;

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

We engaged a third party to develop and fabricate an automated system to enable us to assemble the reload cartridges for our PLC 60 and i60 linear staplers, which we currently assemble manually. The design, manufacture and installation of this highly complex system has taken longer than we expected. The system has now been installed at our facility and we are in the process of conducting initial testing of the system. We currently expect the system to be operational in the third quarter of 2008.  While we believe the use of this new system should reduce our risk of supply problems, the automated system must be capable of manufacturing at our anticipated volume. However, there is no guarantee that the automated system will function at the capacity we require. The automated system will be located at our facility in Langhorne, Pennsylvania, which requires us to be responsible for the day-to-day control and protection of the system. Delay in the availability of, or unanticipated problems in our utilization of, this automated system could jeopardize our initiatives to improve our gross margins.

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

As of June 30, 2008, we had approximately 178 employees, compared with 227 at December 31, 2007. We will need to expand our managerial, operational, financial and other resources to manage and fund our operations, continue our research and development activities, increase the sales force and develop our products. Transitions in our senior management team have in the past complicated the task of effectively managing our growing operations and implementing required systems improvements. In March 2008, our chief operations officer, who was one of our three executive officers and was responsible for our manufacturing operations as well as for our regulatory compliance operations, resigned. Following his departure, we undertook a detailed review of our operations. We concluded that gaps existed in quality control, quality assurance, and supply chain management. Due to the technical nature of our manufacturing requirements and to provide focus at the functional level and to increase feedback from our customers into the manufacturing process, we determined that we would be better served to divide our operations activity into three functional areas, consisting of operations (including inventory and supply chain management); manufacturing (comprising the manufacturing and assembly processes); and product development (the process of transferring a product from R&D through manufacturing ramp-up, including verification and validation). We have assigned experienced senior executives to directly manage each of these functional areas. We believe that this reorganization of our operations functions, which was completed in the second quarter of 2008, will result in improved efficiency, product quality and customer satisfaction. However, there can be no assurance that this reorganization will achieve its intended goals, and it is possible that our management, finance, technical and regulatory personnel, systems and facilities currently in place may not be adequate to support our expected future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

We must upgrade and correct deficiencies in our regulatory compliance operations, and our failure to do so could impair our ability to market our products or lead to regulatory enforcement action against us.

We are subject to extensive regulation in the United States and other countries, including by the United States Food and Drug Administration, or FDA. We maintain an organization of managers, engineers and administrative personnel, consisting of 13 persons at June 30, 2008, whose responsibility it is to ensure that our products, facilities and operations comply with applicable regulatory requirements. However, we have from time to time experienced shortages of qualified regulatory compliance staff due to turnover and other factors, and we need to upgrade and carefully manage our regulatory compliance operations in order to accommodate our expected growth. The senior vice president of regulatory affairs and quality assurance whom we hired in the fourth quarter of 2007 resigned in January 2008., and we divided his responsibilities among several of our current employees. Our chief operations officer, to whom our senior vice president of regulatory affairs and quality assurance reported, also resigned in March 2008.

In May 2008, following an inspection of our facilities, the FDA issued a Notice of Inspectional Observations, or Form 483, which included ten inspectional observations relating to management controls, medical device reporting, design controls, and corrective and preventive action.  We were also inspected by the FDA in 2002, 2003, 2005 and 2007, and some of the observations in the FDA’s May 2008 Form 483 are similar to those we received in earlier inspections. As a result of these events, we concluded that there were significant deficiencies in our regulatory compliance operations, and are taking steps to make needed improvements in our corrective and preventive action, complaint handling and medical device reporting procedures, in our processes for compliance with other requirements of the FDA’s quality system regulations and in our related controls and internal audit functions. We recently hired a third-party expert to oversee our medical device reporting process for six months and have also requested a meeting with FDA’s Office of Surveillance and Biometrics to further discuss the MDR reporting criteria.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, when we file our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we must assess the effectiveness of our internal control over financial reporting as of the end of our 2008 fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting that are identified by management. If we are unable at that time to assert that our internal control over financial reporting is effective because the material weakness identified above has not been remediated, or for any other reason, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

It has always been a key component of our sales and marketing strategy that for at least the first 18 to 24 months following adoption by any institution of our next generation products we seek to have a PMI sales representative present in the operating room for every firing of the Intelligent Surgical Instrument. While this places an additional burden on the limited resources of our internal sales force, we believe that it is important to our ability to encourage the adoption of our Intelligent Surgical Instruments and adequately train hospital staff in their use. In the near term, we believe that we have a sufficient number of sales representatives to carry out this strategy and support our current 2008 revenue plan. However, in the longer term, the continued implementation of this strategy will likely require us to increase the size of our direct sales force, and our failure to do so could constrain our revenue growth and the rate of adoption of our Intelligent Surgical Instruments.

The use of our products could result in product liability claims that could be expensive, divert management’s attention and harm our reputation and business.

Our business exposes us to significant risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. The medical device industry has historically been subject to extensive product liability litigation. We have in the past been, and in the future may be, subject to claims by consumers, healthcare providers, third-party payers or others selling our products if the use of our products were to cause, or merely appear to cause, injury or death. We are currently the subject of a product liability suit in Belgium. Any weakness in training and service associated with our products may also result in product liability lawsuits. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome or the availability of insurance coverage, could result in:

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

The manufacturing and marketing of our products involve an inherent risk of product liability claims. In addition, our product development and production processes are complex and could expose our products to defects. Additionally, problems experienced by our customers, such as improper operation of the articulation joint or difficulty in consistently seating our reload cartridges, may be perceived by them as quality defects. We performed a thorough review of our operations in April which resulted in a reorganization with the goal of enhancing our quality processes and controls.  We determined that there were gaps in quality control, quality assurance and supply chain management, that once addressed would increase customer satisfaction.  In order to address these issues, we hired several new  senior level executives to enhance the operations including inventory and supply chain management, manufacturing and product development.   In addition, to further support product quality, we have implemented our Quality is Caring program, which is an  internal quality assurance plan to ensure that all of our products meet the rigorous expectations of the operating room.

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

We believe that our existing cash and cash equivalent balances will be sufficient to meet our anticipated cash requirements through the middle of November of 2008. Our ability to meet our obligations in the normal course of business beyond the middle of November 2008 will be dependent on our increasing our customer and revenue base, controlling expenses and securing additional external financing which we are actively pursuing through various structures. We have no arrangements to obtain additional financing, and there can be no assurance that such financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency. However, our actual capital requirements will depend on many factors, many of which are outside our control, including:

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

During the three months ended June 30, 2008, 82% of our sales were derived from customers located in North America and 18% were derived from customers in Europe and Asia. During the three months ended June 30, 2007, 77% of our sales were derived from customers located in North America and 23% were derived from customers in Europe and Asia.  For the six months ended June 30, 2008 and 2007, sales occurring in international markets were 17% and 23%, respectively.  By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our international sales are denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

We may experience limited sales growth resulting from limitations on reimbursements made to purchasers of our products by third-party payers, and we cannot assure you that our sales will not be impeded and our business harmed if third-party payers fail to provide reimbursement that hospitals view as adequate.

In the United States, our products are purchased primarily by medical institutions, which then bill various third-party payers, such as the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare program, and other government programs and private insurance plans, for the healthcare services provided to their patients. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Moreover, many private payers look to CMS in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage for procedures utilizing our SurgASSIST system or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payers.

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

Much of the technology used in the markets in which we compete is covered by patents, and our commercial success will depend in large part on our ability to obtain and maintain patent and trade secret protection for our products and methods. We currently hold 24 issued United States patents, eight granted European patents and four other foreign patents, more than 100 pending United States and foreign patent applications and two licensed patents that cover key aspects of our technology. Our issued patents expire at various dates beginning in 2019. The loss of our patents could reduce the value of the related products. In addition, the cost to litigate infringements of our patents or the cost to defend ourselves against patent infringement actions by others could be substantial.

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

Since 2002, the FDA has conducted five inspections of our facilities. Each of those inspections resulted in the issuance of a Notice of Inspectional Observations, or Form 483. The most recent inspection concluded in May 2008 and resulted in ten observations related to management controls, medical device reporting, design control and corrective and preventive action. For each Form 483, we have prepared and submitted a response to the FDA, which included our proposed corrective actions to address the FDA’s observations. The FDA issued an Establishment Inspection Report, or EIR, which officially closed the FDA’s inspection for inspections conducted between 2002 and 2005. As of this date the FDA has not provided an EIR for its 2007 or 2008 inspections.  Whether the FDA will accept our response to the 2007 and 2008 Form 483s is uncertain, particularly in light of the similar nature of the current inspectional observations to the previous observations. If the FDA does not agree with our proposed corrective actions, or accepts them but finds that we have not implemented them adequately, if the FDA is concerned about the repetitive nature of the inspectional observations, or if we otherwise fail to comply with applicable regulatory requirements, the FDA could initiate an enforcement action, including any of the following sanctions:

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

Some of our new products will require FDA clearance of a 510(k), or may even require FDA approval of a PMA. We are in the process of developing our regulatory strategies for obtaining clearance or approval of these new products. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-

mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We have initiated certain voluntary recalls involving products that have been distributed to our customers and may take additional such actions in the future. We believe that certain of those recalls do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action, including any of the following sanctions for failing to report the recalls when they were conducted:

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

None.

(b)           Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-142926) that was declared effective by the Securities and Exchange Commission on October 25, 2007. The net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $42 million.  We invested the $42 million in net proceeds from the offering in U.S. Treasury bills and certificates of deposit pending their use.  Through June 30, 2008, we have used approximately $34.8 million of the net proceeds from the offering for general working capital purposes.  We intend to continue to use the proceeds for general corporate purposes, including working capital, continuation of our research and development efforts, expansion of our manufacturing capabilities and purchases of capital equipment.

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

None.

Item 3.                                   Defaults Upon Senior Securities.

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

Our stockholders adopted the following proposals at our Annual Meeting of Stockholders held on May 14, 2008:

	For	Withhold
1. To elect two member to the board of directors to serve for three-year terms as Class I directors:
David R. Murray	13,061,432	57,467
Charles W. Federico	13,061,432	57,217

	For	Against	Abstain
2. To approve an amendment to our 2007 equity incentive plan increasing the shares of our common stock issuable under the plan by 945,164 shares:	12,162,574	226,872	12,314

	For	Against	Abstain
3. To ratify the selection of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008:	13,088,771	27,806	2,632

Item 5.                                   Other Information.

None.

Item 6.                                   Exhibits.

Exhibit		Filed with this Form	Incorporated by Reference
No.	Description	10-Q	Form	Filing Date	Exhibit No.
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		S-1/A	October 9, 2007	3.2

3.2	Amended and Restated By-Laws of the Company		S-1/A	October 9, 2007	3.4

4.1	Specimen certificate for common stock of Power Medical Interventions, Inc.		S-1/A	October 9, 2007	4.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER MEDICAL INTERVENTIONS, INC.
(Registrant)

August 14, 2008	By:	/s/ Michael P. Whitman
Michael P. Whitman
President and Chief Executive Officer

POWER MEDICAL INTERVENTIONS, INC.
(Registrant)

August 14, 2008	By:	/s/ John P. Gandolfo
John P. Gandolfo
Chief Financial Officer

Exhibit Index

Exhibit		Filed with this Form	Incorporated by Reference
No.	Description	10-Q	Form	Filing Date	Exhibit No.
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		S-1/A	October 9, 2007	3.2

3.2	Amended and Restated By-Laws of the Company		S-1/A	October 9, 2007	3.4

4.1	Specimen certificate for common stock of Power Medical Interventions, Inc.		S-1/A	October 9, 2007	4.1

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X