Form 10-Q
period 2008-09-30
Power Medical Interventions, Inc.
filed 2008-11-14
CIK 1398090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33770

Power Medical Interventions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-3011410
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐.    No  ☒.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock.

As of November 14, 2008, 17,124,313 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

POWER MEDICAL INTERVENTIONS, INC.

PART I:          FINANCIAL INFORMATION

Item 1.            Financial Statements.

Power Medical Interventions, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,883,961	$36,592,220
Restricted cash	875,000	1,750,000
Accounts receivable less allowance of $104,000 and $120,000 in 2008 and 2007, respectively	1,616,620	1,514,776
Inventory	9,008,727	7,371,205
Prepaid expenses and other current assets	1,428,519	1,178,493
Total current assets	28,812,827	48,406,694
Property and equipment, net	4,696,139	4,713,010
Intangible assets, net	1,110,163	965,303
Deferred financing fees	850,673	1,276,010
Other assets	232,711	261,862
Restricted cash, long term	1,328,917	2,350,071
Total assets	$37,031,430	$57,972,950
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	3,380,525	$4,422,198
Accrued expenses	3,422,209	4,506,748
Current portion of long-term debt	69,230	69,230
Total current liabilities	6,871,964	8,998,176

Long-term debt	24,877,939	24,742,891
Deferred revenue	12,500,000	—
Deferred rent, net of current portion	551,089	691,873
Total liabilities	44,800,992	34,432,940

Shareholders’ equity:
Common stock, $.001 par value:
Authorized shares—200,000,000 at September 30, 2008 and December 31, 2007, respectively; issued and outstanding shares 17,124,313 and 17,107,052 at September 30, 2008 and December 31, 2007, respectively	17,124	17,107
Additional paid-in capital	199,219,594	197,733,981
Accumulated other comprehensive loss	(136,379)	(300,184)
Accumulated deficit	(206,869,901)	(173,910,894)
Total shareholders’ equity (deficit)	(7,769,562)	23,540,010
Total liabilities and shareholders’ equity (deficit)	$37,031,430	$57,972,950

See accompanying notes.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$2,242,637	$1,701,127	$6,626,248	$5,893,744
Cost of sales	1,701,175	1,281,410	7,276,590	4,581,337
	541,462	419,717	(650,342)	1,312,407
Costs and expenses:
Research and development	1,539,139	1,820,676	4,629,670	4,373,862
Sales and marketing	5,104,859	3,977,684	17,862,358	11,087,967
General and administrative	2,578,688	2,005,227	8,214,130	6,331,109
	9,222,686	7,803,587	30,706,158	21,792,938
Operating loss	(8,681,224)	(7,383,870)	(31,356,500)	(20,480,531)

Other income (expense):
Interest income	58,058	198,553	342,568	564,051
Interest expense	(644,657)	(1,084,034)	(1,945,075)	(2,176,348)
Total other income (expense)	(586,599)	(885,481)	(1,602,507)	(1,612,297)
Net loss	$(9,267,823)	$(8,269,351)	$(32,959,007)	$(22,092,828)

Accretion of preferred stock	—	(2,259,411)	—	(6,786,913)
Net loss applicable to common shares	$(9,267,823)	$(10,528,762)	$(32,959,007)	$(28,879,741)
Net loss per common share:
Basic and diluted	$(0.54)	$(2.78)	$(1.93)	$(7.59)
Weighted average number of common shares outstanding:
Basic and diluted	17,124,313	3,782,405	17,113,665	3,805,800

See accompanying notes.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(32,959,007)	$(22,092,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,461,382	1,649,268
Amortization of debt discount and deferred financing fees	612,141	124,536
Loss on the disposal of property and equipment	22,518	3,492
Stock-based compensation	1,413,006	395,978
Changes in operating assets and liabilities:
Accounts receivable	(20,571)	159,499
Inventory	(1,578,052)	(1,320,629)
Prepaid expenses and other assets	(417,543)	(1,092,011)
Accounts payable	(1,166,001)	1,039,006
Accrued expenses	(1,002,001)	327,728
Deferred revenue	12,500,000	—
Deferred rent	(140,784)	(18,545)
Net cash used in operating activities	(21,274,912)	(20,824,506)

Investing activities
Purchase of property and equipment	(1,318,579)	(1,301,340)
Patent application costs	(293,879)	(309,185)
Change in restricted cash	1,890,690	(2,484,311)
Net cash provided by (used in) investing activities	278,232	(4,094,836)

Financing activities
Repayments on long-term debt	(51,757)	(62,914)
Proceeds of long-term debt, net	—	23,577,054
Net proceeds from the issuance of common stock and exercise of common stock warrants and options	72,626	637,764
Payment of deferred equity financing costs	—	(1,897,019)
Net cash provided by financing activities	20,869	22,254,885

Effect of exchange rate changes on cash and cash equivalents	267,552	(308,641)
Net decrease in cash and equivalents	(20,708,259)	(2,973,098)
Cash and cash equivalents, beginning of period	36,592,220	8,684,341
Cash and equivalents, end of period	$15,883,961	$5,711,243

Supplemental disclosure of cash flow information
Cash paid for interest	$1,761,926	$898,759

See accompanying notes.

Power Medical Interventions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008

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

The Company believes that its cash and cash equivalents will be sufficient to meet its anticipated cash requirements through the fourth quarter 2009, however, there can be no assurance in this regard. The Company expects to achieve the development milestone necessary to entitle it to receive the first milestone payment under its license and development agreement with Intuitive Surgical, Inc. during the first half of 2009.  The Company has also implemented plans to reduce its cash used in operations through reductions in headcount and other spending programs throughout the Company.  Such costs include certain sales and marketing costs, product development costs, clinical research costs, employee bonuses, professional education, and capital expenditures.  The Company’s future cash requirements will depend on many factors, primarily including its ability to increase its sales and improve its gross margins, its ability to achieve development milestones under its agreement with Intuitive Surgical, Inc. and receive the related milestone payments and the success of its recently announced restructuring initiative in reducing its operating expenses.  The Company’s ability to meet its obligations in the normal course of business beyond the fourth quarter of 2009 will be dependent on its increasing its customer and revenue base, continuing to control expenses and securing additional external financing which it is actively pursuing through various structures.  The Company has no arrangements to obtain additional financing, and there can be no assurance that such financing, if required or desired, will be available in amounts or on terms acceptable to the Company, if at all.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s independent registered public accounting firm modified its audit report on the Company’s consolidated financial statements for the year ended December 31, 2007 to include an explanatory paragraph regarding this contingency.

2.  Summary of Significant Accounting Policies

Unaudited interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the requirements of Form 10-Q and Regulation S-X.

The accompanying condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of September 30, 2008 and the results of its operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the financial statements are unaudited. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period.

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

Most of the Company’s revenue is derived from the sale of single-patient, disposable Intelligent Surgical Instruments and from the sale of reload cartridges for reusable Intelligent Surgical Instruments. Revenue related to the sale of such products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed and determinable, and collectibility is reasonably assured, which is generally at the time of shipment upon delivery to a common carrier.

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

In 2007, the Company instituted a program whereby it may provide reusable Intelligent Surgical Instruments and FlexShafts to customers at no cost.  In certain cases, the Company has offered such Intelligent Surgical Instruments and FlexShafts at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, the Company recognizes the revenue ratably over the period of delivery of the reload cartridges in accordance with the guidance of EITF 00-21, as long as such revenue is not contingent on the delivery of the undelivered products.

The Company currently makes its i60 and iDrive instruments available to customers at no charge under an “in service under evaluation” program and expects to derive recurring revenues from sales of the reload cartridges necessary for the evaluation instruments’ use.

Under multiple-element arrangements involving the sale of multiple products, services and/or rights to use assets, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered.   See Note 3 for a description of the Company’s arrangement with Intuitive Surgical, Inc., entered into in September 2008.

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

During the nine months ended September 30, 2008, the Company’s revenues were from customers located in North America (76%), Europe (18%) and Asia (6%). During the nine months ended September 30, 2007, the Company’s revenues were from customers located in North America (79%), Europe (20%) and Asia (1%).   Amounts billed to customers for shipping and handling of products are included in sales. Costs incurred related to shipping and handling are included in cost of sales.

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	September 30, 2008	December 31, 2007
Convertible senior secured promissory notes	2,686,882	2,643,175
Common stock warrants	1,033,861	1,137,864
Common stock options outstanding	2,530,565	1,728,844
Common stock options available for grant	769,742	643,510
Total	7,020,050	6,153,393

If the outstanding options, warrants, and convertible notes were exercised or converted into common stock, the result would be anti-dilutive. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

The Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, or SFAS 157, effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of September 30, 2008, the fair value of all of the Company’s financial assets are based on level one observable inputs.  The Company has determined that its fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on its consolidated financial condition or results of operations.

3.              License, Development and Supply Agreement with Intuitive Surgical

On September 9, 2008, the Company entered into two agreements with Intuitive Surgical, Inc.   The first is a License and Development Agreement under which Intuitive Surgical, Inc. expects to develop a surgical stapling device that will attach to Intuitive’s da Vinci Surgical Systems and will utilize the Company’s patented technology.  Once developed, this attachment will enable Intuitive’s da Vinci Surgical Systems to cut and staple tissue in a broad array of surgical applications.  The second agreement is an exclusive Reload Supply Agreement whereby the Company will manufacture and be the exclusive supplier to Intuitive of staple reloads for the newly developed device at agreed upon prices.  (The License and Development Agreement and the Reload Supply Agreement are referred to herein as the “Agreements”).

Under the terms of the Agreements, the Company received an up-front license payment of $12.5 million in September 2008,  In addition, the Company may receive additional payments of up to $7.5 million based upon the achievement of agreed upon development milestones. The Company will also be responsible for providing at its expense up to an aggregate of 3,900 man hours of engineering and technical support services to Intuitive to assist Intuitive in designing and developing the new device.

The Company has identified four deliverables within this arrangement: (i) the license to utilize its patented technology, (ii) consultative services during Intuitive’s development of the new device, (iii) a six-year supply arrangement to supply reload cartridges to Intuitive, including a minimum purchase obligation during the first 18 months subsequent to the first commercial sale of the device to a third party, and (iv) a significant and incremental discount on the future purchases of reload cartridges.  The Company has concluded that these deliverables should be accounted for as a single unit of accounting, with recognition of revenue for the single unit of accounting commencing upon the delivery of the final element in the arrangement (i.e., commencement of delivery of the staple reload cartridges contemplated by the Reload Supply Agreement).  Accordingly, the $12.5 million up-front payment received in September 2008 has been deferred and is reported as deferred revenue as of September 30, 2008.  The $7.5 million of milestone payments, if realized, will also be deferred until the first commercial sale of the device to a third party.

Should the project reach the state of the first commercial sale, the $20.0 million of up-front and milestone payments, as well as the guaranteed minimum amount of reload sales, will begin to be recognized as revenues over the term of the Reload Supply Arrangement (i.e., the six-year period following the date of the first commercial sale of the device by Intuitive to a third party).  Revenues from the sale of additional reloads beyond the guaranteed minimum quantity will be recognized as such reloads are shipped.

4.  Long-Term Debt

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

The Convertible Notes also require the payment of a terminal value that (i) will be due upon redemption or conversion of the Convertible Notes, (ii) will be considered part of the conversion amount for purposes of determining the conversion rate (see below) or (iii) will be due upon maturity as part of the principal amount. In each case, the terminal value payment is defined as an amount equal to 7% per annum of the applicable principal from the closing date of the Convertible Notes in March 2007 to October 31, 2007, the date of the Company’s initial public offering.  This amount equals $1.0 million. There is no possible future scenario in which the accrued terminal value would not be required to be paid to the holders of the Convertible Notes or realized by such holders upon conversion of the Convertible Notes.  The accrued terminal value of $1.0 million is included in accrued expenses in the accompanying balance sheets at September 30, 2008 and December 31, 2007.

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

(b)           the average of the high and low sale price of the Common Stock, as reported on the principal securities exchange on which the Common Stock is listed, on each of any 20 trading days during any period of 30 consecutive trading days ending within 45 days prior to the Redemption Date (so long as, during the entire 30 trading day period, the aforementioned registration statement has been effective and there has been no suspension of trading of the Common Stock), having been equal to or greater than $15.40 (in each case, with prices adjusted for stock splits, reverse splits, stock dividends, share combination and other antidilution events);

(c)           no more than $12,500,000 of outstanding Convertible Notes may be redeemed pursuant to this provision in any period of 30 consecutive trading days; and

(d)           any such redemption shall be effected on a pro rata basis with respect to all then outstanding Convertible Notes (including PIK Notes).

5.  Inventory

Inventory is stated at the lower of cost or market value, with cost being determined on a first-in, first-out (FIFO) basis and market value based on the lower of replacement cost, or the estimated net realizable value, reduced by an allowance for normal profit margin.  Inventory consists of the following:

	September 30, 2008	December 31, 2007
Raw Materials	$5,027,925	$3,861,162
Work in process	1,024,797	1,066,864
Finished goods	2,956,005	2,443,179
	$9,008,727	$7,371,205

During the three and nine months ended September 30, 2008, and for the year ended December 31, 2007, the Company recorded inventory obsolescence charges in the amount of approximately $6,000, $507,000 and $506,000 respectively.  Such charges are reflected in cost of sales in the accompanying condensed consolidated statements of operations.  Inventory includes $2.8 million and $2.4 million as of September 30, 2008 and December 31, 2007, respectively, associated with i60 and iDrive instruments that the Company makes available to customers at no cost under its “in service under evaluation” program.

6.  Comprehensive Loss

The Company’s comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(9,267,823)	$(8,269,351)	$(32,959,007)	$(22,092,828)
Foreign currency translation adjustment	(235,990)	46,707	163,805	45,830
Comprehensive loss	$(9,503,813)	$(8,222.644)	$(32,795,202)	$(22,046,998)

7. Contingencies

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

In August 2008, the Company’s former Belgian distributor, Duo-Med, S.A., initiated a breach of contract action against the Company in the Commercial Court of Brussels in Belgium. The complaint alleges that the Company breached its distribution agreement with Duo-Med by failing to provide proper notice when it terminated that agreement in May 2007 and that, as the result of problems with the Company’s products, Duo-Med was unable to sell its existing inventory.  The complaint asserts damages totaling approximately €460,000. The Company is reviewing the Duo-Med complaint and conducting a preliminary assessment of the allegations.  The Company intends to defend this claim vigorously and has concluded it is too early to determine whether or not the Company will incur any loss under this claim.  As such, no amounts are accrued in the accompanying consolidated balance sheets related to this claim.

The Company also has a product liability case outstanding which is currently suspended and the Company has continued to contest the claim.  The Company has accrued $100,000 related to this matter which represents its best estimate of the potential liability related to this claim.

8.  Stock-based Compensation

As a private company during the first three quarters of 2007, the Company estimated the fair value of its common stock by utilizing a contemporaneous third party valuation.  Grants issued during the first, second and third quarters of 2008 were valued at the closing price of the Company’s publicly traded stock. The per-share weighted average fair values on the dates of grant of the options granted was $2.28 and $4.48, during the three months ended September 30, 2008 and 2007, and $3.90 and $4.48 during the nine months ended September 30, 2008 and 2007, using the Black-Scholes option-pricing model with the following weighted average assumptions, which are based upon Company history or industry comparative information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Expected volatility	49.1%	60.1%	49.8%	60.1%
Risk-free interest rates	3.45%	4.58%	3.26%	4.58%
Expected life	7 years	7 years	7 years	7 years

The expected volatility was calculated for each date of grant based on an alternative method (defined as “calculated value”). The Company identified similar public entities for which share price information is available and considered the historical volatility of these entities’ share prices in estimating expected volatility. The Company used the average volatility of these guideline companies over a seven year period, consistent with the expected term calculated pursuant to Staff Accounting Bulletin No. 107.  Compensation expense under SFAS No. 123(R) and EITF 96-18 for the three months ended September 30, 2008 related to share-based service awards was $513,436, of which $14,191 is included in cost of sales, $53,854 is included in research and development, $93,634 is included in sales and marketing and $351,757 is included in general and administrative expense in the accompanying statements of operations.  Compensation expense under SFAS No. 123(R) and EITF 96-18 for the three months ended September 30, 2007 related to share-based service awards was $159,152 , of which $894 is included in cost of sales, $8,793 is included in research and development,  $25,893 is included in sales and marketing and $123,572 is included in general and administrative expense in the accompanying statements of operations. Compensation expense under SFAS No. 123(R) and EITF 96-18 for the nine months ended September 30, 2008 related to share-based service awards was $1,413,006, of which $36,521 is included in cost of sales, $150,049 is included in research and development, $221,892 is included in sales and marketing and $1,004,544 is included in general and administrative expense in the accompanying statements of operations.  Compensation expense under SFAS No. 123(R) and EITF 96-18 for the nine months ended September 30, 2007 related to share-based service awards was $395,978 of which $2,316 is included in cost of sales, $9,211 is included in research and development, $59,531 is included in sales and marketing and $324,920 is included in general and administrative expense in the accompanying statements of operations. The Company recognizes the compensation expense of such share-based service awards on a straight-line basis. Total unrecognized compensation cost of options granted but not yet vested as of September 30, 2008 was $6,272,686, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 2.04 years. The Company utilized an estimated forfeiture rate of 15% for the 2007 and 2008 grants, based on the Company’s historical forfeiture rate as well as an analysis of current market conditions.

The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2007	1,728,844	$8.69
Options granted	1,191,430	7.15
Options cancelled/forfeited	(372,448)	9.82
Options exercised	(17,261)	4.90
Outstanding, September 30, 2008	2,530,565	$7.76
Exercisable, September 30, 2008	1,037,789	$7.40

9.  Subsequent Event

On November 6, 2008, the Company announced that its Board of Directors had authorized the implementation of a restructuring plan to reduce operational expenses. The restructuring plan has three principal elements.  The first is focused on reducing operational expenses in the near term so as to reduce our cash burn rate. The second element involves a restructuring of our sales and marketing efforts to concentrate on the iSeries family of wireless Intelligent Surgical Instruments. The final element of the restructuring will focus on allocating our research and development resources primarily to the Company’s agreement with Intuitive Surgical, Inc., with the objective of accelerating the achievement of the milestones under that agreement and the commencement of revenue-generating sales of the related reload cartridges.

The net effect of the restructuring actions, which are expected to be completed in the fourth quarter of 2008, will be to reduce headcount by approximately 35% from 161 at September 30, 2008 to approximately 107 on December 31, 2008, and to reduce the Company’s average quarterly operating expense run rate for 2009 by approximately $3.5 million, compared with the third quarter of 2008, to approximately $5.5 million.  The Company expects to record a restructuring charge in the fourth quarter of 2008 in connection with the planned restructuring actions. The Company is unable at this time to accurately estimate the amount of this charge, but anticipates that it will be material to its results of operations.

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

We have incurred net losses in each year since our inception and have an accumulated deficit at September 30, 2008 of $206.9 million. We expect our losses to continue through at least the first half of 2009.  To date, we have financed our operations primarily through the initial public offering of our common stock, private placements of our preferred stock and the issuance of debt and, more recently, the $12.5 million up-front license payment we received in September 2008 under our license and development agreement with Intuitive Surgical, Inc.

The principal factor driving our results of operations in 2008 has been the continuing roll-out of our next generation wireless technology.  As often occurs during a major release of a new technology platform, we have encountered challenges that have slowed the rate of adoption of our new technology. This has resulted in post-launch revenues that have been lower than expected and has negatively affected our gross margins during the first nine months of 2008. We believe that we have taken significant steps toward resolving these challenges.  During the first nine months of 2008 we also continued to build out our i-Series product portfolio by introducing new Intelligent Surgical Instruments as well as enhanced and improved versions of our existing i-Series products.

Recent Developments

Arrangement with Intuitive Surgical, Inc.

On September 9, 2008, we entered into a License and Development Agreement (“License Agreement”) and a Reload Supply Agreement (“Supply Agreement,” and together with the License Agreement, the “Intuitive Agreements”) with Intuitive Surgical, Inc. (“Intuitive”). Pursuant to the Intuitive Agreements, Intuitive desires to co-develop with us, and to market and sell, a new cutting and stapling device to be installed on Intuitive’s Da Vinci Surgical System. Intuitive will be responsible for and control the development of the device. We will provide technical assistance to Intuitive at our expense, for up to a maximum of 3,900 man-hours.

Under the License Agreement, we granted to Intuitive a worldwide, perpetual, non-transferable royalty-free license to all our intellectual property related to cutting and stapling devices and technology in the intended field of use of Intuitive, and Intuitive paid us in September 2008 an initial nonrefundable license fee of $12.5 million.

In addition to the initial license fee, Intuitive will make milestone payments upon the occurrence of specified events, as follows: $2.5 million upon the completion of the preliminary design review of the device; $2.0 million upon the completion of the critical design review of the device; and $3.0 million upon the first commercial sale of the device by Intuitive to a third party.

Under the Supply Agreement, we will manufacture and sell to Intuitive reload cartridges, as ordered from time to time.  The reload cartridges will be substantially identical to other staple reload products sold by us, with the addition of a key feature to make the reload cartridge compatible only with the new device. During the first 18 month period beginning after the first commercial sale of the device, Intuitive has committed to purchase at least 350 boxes of reload cartridges from us at a discounted price.

Revenue attributable to our arrangement with Intuitive, including the initial $12.5 million license fee and $7.5 million of milestone payments, will be deferred until the first commercial sale of a device to a third party. For a more complete discussion of our accounting for the Intuitive arrangement, see “Critical Accounting Policies and Estimates” below.

Restructuring

On November 6, 2008, we announced that our Board of Directors has authorized the implementation of a restructuring plan to reduce operational expenses. Our restructuring plan has three principal elements.  The first is focused on reducing operational expenses in the near term so as to reduce our cash burn rate. The second element involves a restructuring of our sales and marketing efforts to concentrate on the iSeries family of wireless Intelligent Surgical Instruments. The final element of the restructuring will focus on allocating our research and development resources primarily to our agreement with Intuitive Surgical, Inc., with the objective of accelerating the achievement of the milestones under that agreement and the commencement of revenue-generating sales of the related reload cartridges.

The net effect of the restructuring actions, which are expected to be completed in the fourth quarter of 2008, will be to reduce our headcount by approximately 35% from 161 at September 30, 2008 to approximately 107 on December 31, 2008, and to reduce our average quarterly operating expense run rate for 2009 by approximately $3.5 million, compared with the third quarter of 2008, to approximately $5.5 million.  We expect to record a restructuring charge in the fourth quarter of 2008 in connection with our planned restructuring actions. We are unable at this time to accurately estimate the amount of this charge, but anticipate that it will be material to our results of operations.

As a result of these restructuring actions, the results of operations for the three and nine months ended September 30, 2008 reported in this Quarterly Report on Form 10-Q are not indicative of the results to be expected for the balance of 2008 or any subsequent period.

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

We make power consoles and related accessories such as remote control units used with our first-generation SurgASSIST system available to institutions at no charge. We instituted a program in 2007 to make our PLC 60 instrument or FlexShaft available to the customer at no cost, in certain cases in exchange for a commitment by the customer to purchase a minimum number of reload cartridges at a higher unit price. We currently make our i60 and iDrive instruments available to customers at no charge under an “in service under evaluation” program and expect to derive recurring revenues from sales of the reload cartridges necessary for their use.

Our future success will depend on our ability to achieve and sustain significant growth in our sales.  In the immediate term, our ability to grow our revenues will depend on many factors, including:

•                  continued growth in market acceptance of our SurgASSIST system;

•                  increased usage of our installed base of multiple-use Intelligent Surgical Instruments, resulting in recurring purchases of our reload cartridges;

•                  continued improvements in our supply chain and manufacturing operations to assure the quality and adequate supply of our products; and

•                  achievement of the development milestones under our License Agreement with Intuitive and successful commercialization by Intuitive of the resulting device, enabling us to realize the benefits of the Supply Agreement whereby we will manufacture and be the exclusive supplier to Intuitive of staple reloads for the device.

Cost of sales.   Cost of sales includes the cost of supplies, components and sub-assemblies that we purchase from third parties and use in the assembly of our products. Cost of sales also includes personnel costs and overhead related to our assembly and test operations, related occupancy, equipment depreciation, shipping costs and charges for inventory obsolescence.

Our future success will depend on our ability to make significant improvements in our cost of sales as a percentage of sales, or gross margins. Since the introduction of our SurgASSIST system in 2001, our gross margins have ranged from a negative gross margin of (56.9)% in 2002 to a positive gross margin of 25.6% for the quarter ended March 31, 2007.  Our high cost of sales has been attributable to a number of factors, including product defects that have required rework by us and by our suppliers, a labor-intensive manual assembly process that has resulted in high labor costs, and excess manufacturing capacity in relation to our sales, which has resulted in inefficient absorption of manufacturing overhead.

Charges associated with write-offs of excess and obsolete inventory have also contributed to our high cost of sales. During the nine months ended September 30, 2008, we recorded inventory obsolescence charges of $507,000, constituting 7.0% of our cost of sales.  Our product development plans sometimes include introductions of new products that overlap functionally with existing products, while offering new or improved capabilities. We anticipate that in some cases, this may lead to a reduction in demand for, or discontinuation of, an existing product. In these circumstances, we must carefully manage our finished goods inventory to ensure that we have quantities of the existing product that are sufficient to meet customer demand pending introduction of the new product, but that do not leave us holding excess or obsolete inventory when a new product supplants the existing one.  Changes in the design of our products can also result in the obsolescence of our inventory of components that are not used in redesigned products.

Historically, our cost of sales has included the substantial cost of our power consoles and related accessories and more recently of Intelligent Surgical Instruments that we place with customers at no charge, which has had a significant adverse effect on our gross margins.  The cost of the iSeries instruments that we make available to customers at no charge is recorded as a charge to cost of sales when the units are shipped to the customer.  Our gross margin in the three months ended September 30, 2008 improved to 24%, compared with negative gross margins of (40)% and (15)% in the second and first quarters of 2008, respectively, due in part to a reduction in the number of iSeries instruments that we placed with customers during the third quarter.

In order to achieve and sustain profitability, we will need to devote substantial resources to improving our procurement and manufacturing processes, upgrading our management information systems, and implementing new quality assurance, inventory and cost controls in order to reduce the cost of the components we purchase from third party vendors and improve the efficiency of our manufacturing operations. We also are taking steps to increase the integration of our manufacturing operations, for example, by acquiring the capital equipment necessary to enable us to more efficiently assemble critical components such as the reload cartridges that are used in our reusable multiple-patient linear staplers.  Our new automated reload cartridge assembly system became operational during October 2008. Initial results of our new automated reload assembly process have been encouraging, and we expect this system to have a favorable impact on our gross margins beginning in the fourth quarter of 2008, as it will enable us to automate the assembly of reload cartridges for our PLC60 and iSeries instruments, which we previously assembled using a costly manual process.  We believe this will enable us to significantly reduce the cost of these components, while also enabling us to better control their supply and quality. However, we cannot assure you that manufacturing yields or costs will not be adversely affected, at least initially, by the transition to in-house production or to new production processes. Because we have limited experience in manufacturing our products in commercial quantities, increasing our manufacturing capacity while significantly improving our gross margins and maintaining product quality will involve significant challenges.

Research and development expenses.   Research and development expenses consist primarily of salaries and related expenses and overhead for our research, development and engineering personnel, prototype materials and research studies. We expense our research and development costs as incurred.

Our research and development expenses have fluctuated significantly in dollar amount and as a percentage of sales in the last five years, due primarily to the timing of research and development efforts associated with significant new product introductions.  As a result of our recent restructuring initiative, we expect research and development expenses to remain flat or decrease slightly in the near term. We will limit new product development activities other than high priority product derivatives and enhancements that we expect to introduce in the next two to three months, and focus our existing research and development resources primarily on support of our License Agreement with Intuitive, with the objective of accelerating the achievement of the payment milestones under that agreement and the commencement of revenue-generating sales of the related reload cartridges.

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

Our sales and marketing expenses have substantially exceeded our sales in each year since 2004, as we have invested in building the sales and marketing organization and administrative infrastructure necessary to support our planned sales growth. During the first nine months of 2008, we took steps to reduce our sales and marketing expenses through a reduction in the number of our direct sales personnel.  As a result of our recent restructuring initiative, we expect to effect further reductions in our international sales force and in our marketing programs, and to concentrate our sales and marketing resources primarily on the iSeries family of wireless Intelligent Surgical Instruments.

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

Internal Control over Financial Reporting

Our management determined that as of September 30, 2008 and December 31, 2007 we had a material weakness in our internal control over financial reporting related to our financial statement close process that, until remediated, results in more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner. We concluded that there is a material weakness in our internal control over financial reporting because we do not have a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. The material weakness resulted in the identification of adjustments during the financial statement close process during 2007 that have been recorded in the consolidated financial statements.  In order to remediate this material weakness, we are taking the following actions:

•     we are actively seeking additional accounting and finance staff members to augment our current staff and to improve the effectiveness of our financial statement close process; and

•     we are expanding the training and education of our accounting and finance staff members in an effort to improve their effectiveness.

Our recent restructuring initiative does not contemplate any reduction in headcount in our accounting or finance staff.

Notwithstanding the material weakness that existed as of September 30, 2008 and December 31, 2007, our management has concluded that the consolidated financial statements included present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with U.S. generally accepted accounting principles.

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

Revenue Recognition—Arrangement with Intuitive Surgical, Inc.

                Under multiple-element arrangements involving the sale of multiple products, services and/or rights to use assets, we divide the multiple elements into separate units of accounting when certain criteria are met, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, we allocate consideration among the separate elements based on their respective fair values. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered.

                On September 9, 2008, we entered into two agreements with Intuitive Surgical, Inc.  The first is a License and Development Agreement under which Intuitive expects to develop a surgical stapling device which will attach to Intuitive’s da Vinci Surgical Systems and will utilize our patented technology.  Once developed, this attachment will enable Intuitive’s da Vinci Surgical Systems to cut and staple tissue in a broad array of surgical applications.  The second agreement is an exclusive Reload Supply Agreement whereby we will manufacture and be the exclusive supplier to Intuitive of staple reloads for the newly developed device at agreed upon prices.  We refer to the License and Development Agreement and the Reload Supply Agreement collectively as the “Intuitive Agreements.”

                Under the terms of the Intuitive Agreements,  we received an upfront license payment of $12.5 million in September 2008,  In addition, we may receive additional payments of up to $7.5 million based upon the achievement of agreed upon development milestones. We will also be responsible for providing at our expense up to an aggregate of 3,900 man hours of engineering and technical support services to Intuitive to assist Intuitive in designing and developing the new device.

                We have identified four deliverables within this arrangement: (i) the license to utilize our patented technology, (ii) consultative services during Intuitive’s development of the new device, (iii) a six-year supply arrangement to supply reload cartridges to Intuitive, including a minimum purchase obligation during the first 18 months subsequent to the first commercial sale of the device by Intuitive to a third party, and (iv) a significant and incremental discount on the future purchases of reload cartridges.  We have concluded that these deliverables should be accounted for as a single unit of accounting, with recognition of revenue for the single unit of accounting commencing upon the delivery of the final element in the arrangement (i.e., commencement of delivery of the staple reload cartridges contemplated by the Reload Supply Agreement).  Accordingly, the $12.5 million upfront payment received in September 2008 has been deferred and is reported in the consolidated financial statements included in this Form 10-Q as deferred revenue as of September 30, 2008.  The $7.5 million of milestone payments, if received, will also be deferred until the first commercial sale of the device to a third party.

                Should the project reach the state of the first commercial sale, the $20.0 million of up-front and milestone payments, as well as the guaranteed minimum amount of reload sales, will begin to be recognized as revenues over the term of the Reload Supply Arrangement (i.e., the six-year period following the date of the first commercial sale of the device to a third party).  Revenues from the sale of additional reloads beyond the minimum guaranteed quantity will be recognized as such reloads are shipped.

For a description of our other accounting policies that, in our opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgments or estimates were made, materially affect our reported results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements, or SFAS 157, effective January 1, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  In determining fair value, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of September 30, 2008, the fair value of all of our financial assets is based on Level 1 observable inputs.  We have determined that our fair value measurements are in accordance with the requirements of SFAS 157, therefore, the implementation of SFAS 157 did not have any impact on our consolidated financial condition or results of operations.

Results of Operations

Three month periods ended September 30, 2008 and September 30, 2007

Sales.   Our sales in the three months ended September 30, 2008 increased by 31.8% to $2.2 million compared with $1.7 million during the corresponding period in 2007, and increased by 3.8% versus the second quarter of 2008. Included in the third quarter 2008 sales was approximately $950,000 of i60 reload revenues, compared with approximately $444,000 in the second quarter of 2008. Our third quarter sales were positively affected by the commercial launch of the i45 and i60 products with the upgraded banded articulation joint that is expected to extend their useful lives. The enhanced i60 and i45 became available in July and September 2008, respectively.

                Cost of sales and gross profit.   Our cost of sales in the three months ended September 30, 2008 increased by 33%, to $1.7 million compared with $1.3 million during the corresponding period in 2007.  Our gross profit was $0.5 million, or 24% of sales, in the three months ended September 30, 2008 compared to $0.4 million, or 25% of sales, during the corresponding period in 2007.   Our gross margin improved versus second quarter 2008 gross margin of (40%), as a result of increased linear cutter reload revenues which have a higher gross profit than our other products and a reduction in the number of iSeries instruments that we placed with customers under our “in service under evaluation” program during the third quarter of 2008, the cost of which is recorded to cost of sales when the units are shipped to the customer. We believe that, beginning in the fourth quarter of 2008, our gross margins will be affected positively by the availability of our new automated reload cartridge assembly system, which became operational in October 2008.  However, gross margins are likely to fluctuate from period to period until we are able to realize further economies of scale in our purchasing and manufacturing process through increased manufacturing capacity utilization and automation.

Research and development expenses.   Our research and development expenses in the three months ended September 30, 2008 decreased by 15% to $1.5 million compared with $1.8 million during the corresponding period in 2007 due to a decrease in materials and components used for new product development.   Research and development costs decreased as a percentage of sales to 69% in the three months ended September 30, 2008, compared with 107% of sales during the corresponding period in 2007.  We expect the amount of our research and development expenses to remain flat or decrease slightly in the near term, as a result of our recent restructuring initiative.

Sales and marketing expenses.   Our domestic and international sales and marketing expenses in the three months ended September 30, 2008 increased by 28%, to $5.1 million, compared with $4.0 million during the corresponding period in 2007, and decreased as a percentage of sales to 228% of sales in the three months ended September 30, 2008.  This compares to 234% of sales during the corresponding period in 2007.  The increase in dollar amount from 2007 to 2008 was due to domestic and international sales force expansion, training and increases in marketing expense associated with trade shows and conventions. Our sales and marketing expense in the third quarter of 2008 decreased by 15% compared with the second quarter of 2008, and decreased as a percentage of sales to 228%, compared with 276% in the second quarter.  The decrease in both dollar amount and percentage of sales from the second quarter to the third quarter of 2008 was due primarily to a reduction in our sales force.  For the balance of 2008, we will continue to take steps to reduce our sales and marketing expenses as part of our restructuring initiative, and as a result we expect sales and marketing expense for the fourth quarter of 2008 to be lower than third quarter 2008 levels.

General and administrative expenses.   Our general and administrative expenses in the three months ended September 30, 2008 increased by 29%, to $2.6 million compared with $2.0 million during the corresponding period in 2007, and decreased as a percentage of sales to 116% in the three months ended September 30, 2008, compared to 118% during the corresponding period in 2007. The increase in dollar amount was due to increased stock compensation expense, directors and officers insurance premiums and consulting fees.

Interest income.  Our interest income in the three months ended September 30, 2008 decreased by 71% to $58,000 compared with $199,000 during the corresponding period in 2007, due to lower average cash balances and lower interest rates.

Interest expense.  Our interest expense in the three months ended September 30, 2008 decreased to $0.6 million compared with $1.1 million during the corresponding period in 2007. The decrease was the result of lower interest expense related to our convertible debt issued in March 2007, as the 7% terminal value payment accruing on such convertible debt was charged to interest expense only prior to the completion of our initial public offering in October 2007.

Nine month periods ended September 30, 2008 and September 30, 2007

Sales.   Our sales in the nine months ended September 30, 2008 increased by 12% to $6.6 million compared with $5.9 million during the corresponding period in 2007, primarily due to the introduction in late 2007 of our next generation i60 and iDrive products.  Also, our sales in the first nine months of 2007 were negatively affected by limited availability of demonstration units and sales collateral for the then newly introduced PLC 60 linear stapler, and by the fact that in 2007 we had a limited inventory of the linear stapler products that the PLC 60 was intended to replace.

Cost of sales and gross profit.   Our cost of sales in the nine months ended September 30, 2008 increased by 59%, to $7.3 million compared with $4.6 million during the corresponding period in 2007.  Our gross profit decreased to $(0.7) million, or (9)% of sales, in the nine months ended September 30, 2008 from $1.3 million, or 22% of sales, during the corresponding period in 2007.  The decrease in our gross profit and our gross margin percentage is attributable to increased cost of sales, including approximately $1.2 million of costs of the i60 and iDrive devices that we placed with hospitals during the nine month period, an increase of $1.1 million in cost of sales associated with the write-off of components and finished goods inventory due to a design enhancement of the i60 device and as a result of the transition to the new wireless platform, and an increase in cost of sales of $0.3 million related to engineering samples used for validation testing.

Research and development expenses.   Our research and development expenses in the nine months ended September 30, 2008 increased by 6% to $4.6 million compared with $4.4 million during the corresponding period in 2007 due to an increase in personnel, stock compensation expense and prototype costs associated with new product development.   Research and development costs increased as a percentage of sales to 70% in the nine months ended September 30, 2008, compared with 74% of sales during the corresponding period in 2007.

Sales and marketing expenses.   Our domestic and international sales and marketing expenses in the nine months ended September 30, 2008 increased by 61%, to $17.8 million, compared with $11.1 million during the corresponding period in 2007, and increased as a percentage of sales to 270% of sales in the nine months ended September 30, 2008.  This compares to 188% of sales during the corresponding period in 2007.  The increase in both dollar amount and percentage of sales was due to domestic and international sales force expansion, training and increases in marketing expense associated with trade shows and conventions.

General and administrative expenses.   Our general and administrative expenses in the nine months ended September 30, 2008 increased by 30%, to $8.2 million compared with $6.3 million during the corresponding period in 2007, and increased as a percentage of sales to 124% in the nine months ended September 30, 2008, compared to 107% during the corresponding period in 2007.  The increase in dollar amount and percentage of sales was due to higher, stock-based compensation expense and higher professional fees associated with being a public company.

Interest income.   Our interest income in the nine months ended September 30, 2008 decreased by 39% to $343,000 compared with $564,000 during the corresponding period in 2007, due to lower average cash balances and lower interest rates.

Interest expense.   Our interest expense in the nine months ended September 30, 2008 decreased by 11% to $1.9 million compared with $2.2 million during the corresponding period in 2007. The decrease was the result of lower interest expense related to our convertible debt issued in March 2007, as the 7% terminal value payment accruing on such convertible debt was charged to interest expense only prior to the completion of our initial public offering.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of our preferred stock, unsecured borrowings from our stockholders, a credit facility, the issuance in March 2007 of our convertible notes in the aggregate principal amount of $25.0 million and our initial public offering in October 2007, in which we received net proceeds, after underwriting discounts and offering expenses, of approximately $42 million.  In September 2008, we also received $12.5 million in up-front license fees from our agreement with Intuitive.  An additional $7.5 million of milestone payments may become payable to us contingent upon the successful achievement of certain development milestones.  We expect to achieve the development milestone necessary for us to receive the first $2.5 million milestone payment during the first half of 2009, and to receive the remaining milestone payments by mid-to late 2010.  Our principal sources of liquidity as of September 30, 2008 consisted of cash and cash equivalents of $15.9 million and our accounts receivable balance of $1.6 million.

In the first nine months of 2008, our operating activities used $21.3 million in cash, due primarily to our net operating loss of $33.0 million offset by the $12.5 million of deferred revenue relating to the Intuitive license fee. We used cash of $2.2 million to reduce accounts payable balances and accrued expenses and we used cash of $1.6 million to increase inventory, primarily raw materials and components required for assembly of our newly introduced Intelligent Surgical Instruments and related reload cartridges to support expected demand for these products.  Our non-cash expenses were approximately $3.5 million consisting of $1.4 million stock compensation expense, depreciation and amortization of $1.5 million, and the amortization of debt discount of $0.6 million. We used $278,000 in our investing activities, primarily consisting of purchases of property and equipment of $1.3 million, related primarily to the purchase of our automated reload machine and $294,000 for patent application costs, offset by a decrease in restricted cash of $1.9 million primarily consisting of a reduction in the funds held in escrow for the scheduled interest payments on our outstanding convertible notes.  Our financing activities generated cash of $73,000 related to proceeds of option exercises, offset by $52,000 used for repayment on our long-term debt.

                We believe that our cash and cash equivalents, together with the first milestone payment under our Intuitive agreement, which we expect to receive during the first half of 2009, will be sufficient to meet our anticipated cash requirements through the fourth quarter of 2009, however, there can be no assurance in this regard. We have implemented plans to reduce our cash used in operations through reductions in headcount and other spending programs throughout the Company.  Such costs include certain sales and marketing costs, clinical research costs, employee bonuses, professional education, and capital expenditures.   Our future cash requirements will depend on many factors, primarily including our ability to increase our sales and improve our gross margins, our ability to achieve the development milestones under our agreement with Intuitive and receive the related milestone payments and the success of our recently announced restructuring initiative in reducing our operating expenses.  Our ability to meet our obligations in the normal course of business beyond 2009 will be dependent on our increasing our customer and revenue base, continuing to control expenses and securing additional external financing which we are actively pursuing through various structures. We have no arrangements to obtain additional financing, and there can be no assurance that such financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all.  These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm modified its audit report on our consolidated financial statements for the year ended December 31, 2007 to include an explanatory paragraph regarding this contingency.

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

Interest rate risk.   At September 30, 2008, we had $15.9 million of cash and cash equivalents. These amounts were invested primarily in certificates of deposit and U.S. treasury securities. The primary objective of our investment activity is to preserve principal, provide liquidity and maximize income without increasing risk.  Our investments have limited exposure to market risk. The interest rates are variable and fluctuate with current market conditions. The risk associated with fluctuating interest rates is limited to our investments in certificates of deposit, and we do not believe that a 10% change in interest rates would have a material impact on our financial position or results of operations.

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

Item 4.             Controls and Procedures.

(a)           Our chief executive officer and chief financial officer have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting previously described in our Annual Report on Form 10-K for the year ended December 31, 2007, which identified the following material weakness that has not been fully remediated as of September 30, 2008:

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

(b)           There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.`

PART II:                 OTHER INFORMATION

Item 1:    Legal Proceedings.

In August 2008, our former Belgian distributor, Duo-Med, S.A., initiated a breach of contract action against us in the Commercial Court of Brussels in Belgium. The complaint alleges that we breached our distribution agreement with Duo-Med by failing to provide proper notice when we terminated that agreement in May 2007 and that, as the result of problems with our products, Duo-Med was unable to sell its existing inventory.  The complaint asserts damages totaling approximately €460,000. We are reviewing the Duo-Med complaint and conducting a preliminary assessment of the allegations.

Item 1A.             Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the Risk Factors discussed below, which could materially affect our business, financial condition or future results and could cause actual events to differ materially from the forward-looking statements in this report. There has been no material change in the risk factors described in Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, except as follows:

•                           The risk factor under the heading “The success of our business is dependent on our ability to develop new and innovative products…” has been revised to disclose the risk that the curtailment of our new product development efforts as part of our restructuring initiative may adversely affect the longer term development of our business.

•                           The risk factor under the heading “We may need substantial additional funding...” has been revised to disclose the impact of our recent Intuitive transaction and restructuring initiatives and to state that we believe that our capital resources will be adequate to meet our anticipated cash requirements through the fourth quarter of 2009.

•                           The risk factors under the headings “We must upgrade and correct deficiencies in our regulatory compliance operations…” and “Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities” have been expanded to disclose that we received an FDA Warning letter as a result of recent FDA inspections of our facilities in Langhorne, Pennsylvania.

•                           The risk factors under the heading “Risks Related to Ownership of Our Common Stock” have been expanded to include a risk factor disclosing that we received a Nasdaq Staff Deficiency letter advising us that we were not in compliance with the listing requirements of the Nasdaq Stock Market, and discussing risks relating to the possible delisting of our common stock.

Risks Related to Our Business

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We are a company with a limited operating history and have sustained net losses since our inception, including a net loss of $36.8 million for the year ended December 31, 2007 and a net loss of $33  million for the nine months ended September 30, 2008. We have an accumulated deficit of $206.9  million at September 30, 2008. We expect to continue to incur significant operating losses at least through 2008, as we invest in the development of our business. Our losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

The success of our business is dependent on our ability to develop new and innovative products and to enhance our existing products, and the recent curtailment of our new product development activities as part of our expense reduction initiative may adversely affect our ability to perform these functions, and diminish our prospects in the longer term.

The success of our business and our competitive position are dependent on our ability to develop innovative new products and to introduce enhancements to our existing products on a timely basis. We have historically experienced difficulties in new product introductions that have adversely affected our revenues and the rate of adoption of our intelligent Surgical Instruments. For example, our ability to generate revenue from the new i60 and iDrive products that we introduced in late 2007 was adversely affected by delays in availability of green reload cartridges and by problems with the initial quality of units delivered to customers and other issues.

As part of our recently announced expense reduction initiative, we have determined that for at least the next several quarters, we will limit our new product development activities and devote our research and development resources primarily to our agreement with Intuitive, with the objective of accelerating the achievement of the development milestones under that agreement and the commencement of revenue-generating sales of the related reload cartridges.

The redirection to our Intuitive program of engineering resources that we would otherwise rely upon for the development of new and enhanced products and technologies could, in the near term, have a material adverse effect on our ability to deliver innovative new products and to support, enhance and improve the quality of our existing products, either of which could slow the rate of adoption of our Intelligent Surgical Instruments. Our reputation for innovation may be diminished, customers may forego purchases of our existing products or purchase our competitors’ products, and, in the longer term, our competitive position and our revenues and results of operations may be harmed.

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

•                  Most of our competitors enjoy competitive advantages over us, including:

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

Our future success depends upon maintaining a competitive position in the development of products and technologies in our areas of focus and our recent cost reduction initiatives may make it more difficult to achieve this. Our competitors may:

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

We assemble our Intelligent Surgical Instruments using our own customized equipment and are undertaking a new manufacturing process, making us vulnerable to production and supply problems that could negatively impact our sales.

We engaged a third party to develop and fabricate an automated system to enable us to assemble the reload cartridges for our PLC 60 and i60 linear staplers, a process which took longer than we expected. The system has now been installed at our facility and became operational during October 2008.  While we believe the use of this new system should reduce our risk of supply problems, the automated system must be capable of manufacturing at our anticipated volume. However, there is no guarantee that the automated system will function at the capacity we require. The automated system is located at our facility in Langhorne, Pennsylvania, which requires us to be responsible for the day-to-day control and protection of the system. Delay in the availability of, or unanticipated problems in our utilization of, this automated system could jeopardize our initiatives to improve our gross margins.

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

As of September 30, 2008, we had approximately 161 employees, compared with 227 at December 31, 2007, and we expect this number to decrease to approximately 107 by December 31, 2008 as a result of recently announced restructuring initiative.  Despite these reductions, we will need to maintain sufficient managerial, operational, financial and other resources to effectively manage our operations. Transitions in our senior management team have in the past complicated the task of effectively managing our growing operations and implementing required systems improvements. In March 2008, our chief operations officer, who was one of our three executive officers and was responsible for our manufacturing operations as well as for our regulatory compliance operations, resigned. Following his departure, we undertook a detailed review of our operations. We concluded that gaps existed in quality control, quality assurance, and supply chain management. Due to the technical nature of our manufacturing requirements and to provide focus at the functional level and to increase feedback from our customers into the manufacturing process, we determined that we would be better served to divide our operations activity into three functional areas, consisting of operations (including inventory and supply chain management); manufacturing (comprising the manufacturing and assembly processes); and product development (the process of transferring a product from R&D through manufacturing ramp-up, including verification and validation). We assigned experienced senior executives to directly manage each of these functional areas. We believe that this reorganization of our operations functions, which was completed in the second quarter of 2008, will result in improved efficiency, product quality and customer satisfaction. However, there can be no assurance that this reorganization will achieve its intended goals.  Although our recently announced restructuring initiative does not include reductions in the number of our finance or accounting staff or our regulatory compliance staff, it is possible that our management, finance, technical and regulatory personnel, systems and facilities currently in place may not be adequate to support our expected future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully accomplish these tasks and, accordingly, may not achieve our research, development and growth goals.

We must upgrade and correct deficiencies in our regulatory compliance operations, and our failure to do so could impair our ability to market our products or lead to regulatory enforcement action against us.

We are subject to extensive regulation in the United States and other countries, including by the United States Food and Drug Administration, or FDA. We maintain an organization of managers, engineers and administrative personnel whose responsibility it is to ensure that our products, facilities and operations comply with applicable regulatory requirements. However, we have from time to time experienced shortages of qualified regulatory compliance staff due to turnover and other factors, and we need to upgrade and carefully manage our regulatory compliance operations in order to accommodate our expected growth. The senior vice president of regulatory affairs and quality assurance whom we hired in the fourth quarter of 2007 resigned in January 2008, and we divided his responsibilities among several of our current employees. Our chief operations officer, to whom our senior vice president of regulatory affairs and quality assurance reported, also resigned in March 2008.

In May 2008, following an inspection of our facilities, the FDA issued a Notice of Inspectional Observations, or Form 483, which included ten inspectional observations relating to management controls,

medical device reporting, design controls, and corrective and preventive action.  We were also inspected by the FDA in 2002, 2003, 2005 and 2007, and some of the observations in the FDA’s May 2008 Form 483 are similar to those we received in earlier inspections. As a result of these events, we concluded that there were significant deficiencies in our regulatory compliance operations, and have been taking steps to make needed improvements in our corrective and preventive action, complaint handling and medical device reporting procedures, in our processes for compliance with other requirements of the FDA’s quality system regulations and in our related controls and internal audit functions.

On October 22, 2008, we received from the FDA a Warning Letter notifying us that the FDA has determined that we are not in compliance with the Current Good Manufacturing Requirements of the FDA’s Quality System regulations and with the FDA’s Medical Device Reporting regulations. The specified violations related to each of the ten observations noted in the May 2008 Form 483.  The FDA Warning Letter advised that failure to promptly correct the noted violations could result in further regulatory action being taken by the FDA without notice, and that such actions could include, without limitation, seizure, injunction and/or civil money penalties.

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

It has always been a key component of our sales and marketing strategy that for at least the first 18 to 24 months following adoption by any institution of our next generation products we seek to have a PMI sales representative present in the operating room for every firing of the Intelligent Surgical Instrument. While this places an additional burden on the limited resources of our internal sales force, we believe that it is important to our ability to encourage the adoption of our Intelligent Surgical Instruments and adequately train hospital staff in their use. Although we believe that in the near term, we have a sufficient number of sales representatives to carry out this strategy and support our current 2008 revenue plan, our restructuring initiative could adversely affect our ability to achieve our training objectives.  Further, in the longer term, the implementation of this strategy will likely require us to increase the size of our direct sales force, and our inability or failure to do so could constrain our revenue growth and the rate of adoption of our Intelligent Surgical Instruments.

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

We performed a thorough review of our operations in April 2008 which resulted in a reorganization with the goal of enhancing our quality processes and controls.  We determined that there were gaps in quality control, quality assurance and supply chain management, that once addressed would increase customer satisfaction.  In order to address these issues, we hired several new senior level executives to enhance our inventory and supply chain management, manufacturing and product development operations.  In addition, to further support product quality, we have implemented our Quality is Caring program, which is an internal quality assurance plan to ensure that all of our products meet the rigorous expectations of the operating room.

If our products have, or are perceived to have, mechanical defects or software errors or have performance problems, we would likely experience:

loss of sales;

delay in market acceptance of our products;

damage to our reputation;

additional regulatory filings;

product recalls;

increased service or warranty costs; or

product liability claims.

We may need substantial additional funding and we may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We believe that our existing cash and cash equivalent balances, together with the first milestone payment under our Intuitive agreement, which we expect to receive during the first half of 2009, will be sufficient to meet our anticipated cash requirements through the fourth quarter of 2009. Our ability to meet our obligations in the normal course of business beyond 2009 will be dependent on our increasing our customer and revenue base, controlling expenses and securing additional external financing which we are actively pursuing through various structures. We have no arrangements to obtain additional financing, and there can be no assurance that such financing, if required or desired, will be available in amounts or on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency. However, our actual capital requirements will depend on many factors, many of which are outside our control, including our ability to increase our sales and improve our gross margins, our ability to achieve the development milestones under our agreement with Intuitive and receive the related milestone payments and the success of our recently announced restructuring initiative in reducing our operating expenses, as well as the following:

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

Historically, we have financed our operations and internal growth primarily through private placements of equity securities and debt and, more recently, our initial public offering and the initial license fee under our Intuitive agreement. We cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities, dilution may occur. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

During the three months ended September 30, 2008, 60% of our sales were derived from customers located in North America and 40% were derived from customers in Europe and Asia. During the three months ended September 30, 2007,  79% of our sales were derived from customers located in North America and 21% were derived from customers in Europe and Asia.  For the nine months ended September 30, 2008 and 2007, sales occurring in international markets were 24% and 21%, respectively.  By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our international sales are denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

On October 22, 2008, we received from the FDA a Warning Letter notifying us that the FDA has determined that we are not in compliance with the Current Good Manufacturing Requirements of the FDA’s Quality System regulations and with the FDA’s Medical Device Reporting regulations. The specified violations related to each of the ten observations noted in the May 2008 Form 483. The FDA Warning Letter advised that failure to promptly correct the noted violations could result in further regulatory action being taken by the FDA without notice, and that such actions could include, without limitation, seizure, injunction and/or civil money penalties.  Whether the FDA will accept our response to the 2007 and 2008 Form 483s is uncertain, particularly in light of the similar nature of the current inspectional observations to the previous observations. If the FDA does not agree with our proposed corrective actions, or accepts them but finds that we have not implemented them adequately, if the FDA is concerned about the repetitive nature of the inspectional observations, or if we otherwise fail to comply with applicable regulatory requirements, the FDA could initiate an enforcement action, including any of the following sanctions:

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

Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its QSRs through periodic inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate in the future being, subject to such inspections.  As noted above, in October 2008, we received from the FDA a Warning Letter notifying us that the FDA has determined that we are not in compliance with the Current Good Manufacturing Requirements of the FDA’s Quality System regulations.  If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

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

Since our initial public offering in October 2007, the market price of our common stock has ranged from $14.79 to $0.64.  Recently, our common stock, like that of many other small companies, has experienced even greater than usual volatility due in part to macro-economic conditions that have affected U.S. companies and securities markets generally.  The market price for our common stock is likely to continue to fluctuate as a result of a number of factors, including:

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

Our common stock may not continue to trade on the Nasdaq Global Market, which could reduce the value of your investment and make your shares more difficult to sell.

In order for our common stock to trade on the Nasdaq Global Market, we must continue to meet the listing standards of that market. On October 22, 2008, we received from the Nasdaq Stock Market a Staff Deficiency Letter notifying us that we were not in compliance with the listing requirements of the Nasdaq Global Market because the market value of our listed securities had been below the minimum $50,000,000 requirement for continued listing set forth in Marketplace Rule 4450(b)(1)(A) for ten consecutive trading days. Under applicable Nasdaq rules, if we are not able to establish compliance with the minimum market value of listed securities requirement by November 21, 2008, we will receive a notice that our common stock will be delisted from the Nasdaq Global Market. If such a delisting notification is issued, we will be entitled to appeal the Staff’s determination to a Nasdaq Listing Qualifications Panel. A timely appeal would stay delisting pending the appeal. However, there can be no assurance that we will be able to reestablish or maintain compliance with the applicable Nasdaq listing criteria or that any such appeal, if taken, would be successful.  If our common stock is delisted from the Nasdaq National Market, we could seek to have our common stock listed on the Nasdaq Capital Market or quoted on the OTB Bulletin Board. However, delisting of our common stock from the Nasdaq Global Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of PMI and its prospects, which could lead to further declines in the market price of our common stock. Delisting would also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to an SEC rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thus hindering your ability to sell your shares and could have the effect of limiting sales by you of our common stock under the securities laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  In addition, if our common stock is no longer listed on Nasdaq, persons holding shares of our common stock that are “restricted securities” may have a more limited ability to effect sales of our common stock pursuant to Rule 144, as the market-based method for calculating volume limitations will not be available.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                                  Sales of Unregistered Securities:

None.

(b)                                     Use of Proceeds from Public Offering of Common Stock

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-142926) that was declared effective by the Securities and Exchange Commission on October 25, 2007. The net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $42 million.  Through September 30, 2008, we have used all of the net proceeds from the offering for general working capital purposes.

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

10.9

License and Development Agreement and Reload Supply Agreement between Power Medical Interventions, Inc. and Intuitive Surgical, Inc. each dated September 9, 2008 (Exhibits omitted) (Confidential treatment for portions of this Reload Supply Agreement has been requested pursuant to Rule 24b-2. A copy of the agreement including the confidential portions has been filed with the Securities and Exchange Commission.)

		X

31.1	Certification of Chief Executive Officer	X

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER MEDICAL INTERVENTIONS, INC.
(Registrant)

November 14, 2008	By:	/s/ Michael P. Whitman
Michael P. Whitman
President and Chief Executive Officer

POWER MEDICAL INTERVENTIONS, INC.
(Registrant)

November 14, 2008	By:	/s/ John P. Gandolfo
John P. Gandolfo
Chief Financial Officer

Exhibit Index

Exhibit		Filed with this Form	Incorporated by Reference
No.	Description	10-Q	Form	Filing Date	Exhibit No.
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		S-1/A	October 9, 2007	3.2

3.2	Amended and Restated By-Laws of the Company		S-1/A	October 9, 2007	3.4

4.1	Specimen certificate for common stock of Power Medical Interventions, Inc.		S-1/A	October 9, 2007	4.1

10.9

License and Development Agreement and Reload Supply Agreement between Power Medical Interventions, Inc. and Intuitive Surgical, Inc. each dated September 9, 2008 (Exhibits omitted) (Confidential treatment for portions of this Reload Supply Agreement has been requested pursuant to Rule 24b-2. A copy of the agreement including the confidential portions has been filed with the Securities and Exchange Commission.)

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