Form 10-K
period 2008-12-31
Power Medical Interventions, Inc.
filed 2009-03-27
CIK 1398090

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33770

POWER MEDICAL INTERVENTIONS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-3011410 (I.R.S. Employer Identification Number)

2021 Cabot Boulevard
Langhorne, Pennsylvania 19047
(267) 775-8100
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.001 par value	Name of each exchange on which registered The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(b) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2008 was approximately $70.6 million.

         The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, is as follows:

Class Common stock, par value $0.001 per share	Outstanding at March 18, 2009 17,152,465

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Part III of this Annual Report on Form 10-K will be set forth in, and incorporated from the registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after the end of the registrant's fiscal year ended December 31, 2008.

POWER MEDICAL INTERVENTIONS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Item 1.    Business.

Overview

        We design, manufacture and market a family of computer-assisted, power-actuated endomechanical surgical instruments, which we refer to as Intelligent Surgical Instruments™. Surgeons use our Intelligent Surgical Instruments for cutting, stapling and tissue manipulation in a variety of procedures in open surgery, minimally invasive surgery, or MIS, and in the emerging field of natural orifice translumenal endoscopic surgery, or NOTES. We believe that, compared to conventional endomechanical devices, our Intelligent Surgical Instruments offer greater precision and consistency, superior compressive force, improved access to anatomical sites and enhanced ease of use. To our knowledge, we are the only company to apply digital technology to the field of endomechanical surgical instruments. Endomechanical devices are used in millions of surgical procedures each year to cut tissue, close wounds and reconnect tubular anatomical structures. We believe that conventional, manually operated endomechanical devices have inherent shortcomings that can limit their efficacy and adversely affect clinical outcomes. We founded Power Medical Interventions to address these shortcomings and to improve surgical outcomes by introducing the next generation of endomechanical instruments, designed specifically for the rapidly evolving field of minimally invasive surgery.

        Our first Intelligent Surgical Instruments were introduced during the fourth quarter of 2007. We introduced the i60 linear cutter and our iDriveC hand-held power and control unit. The i60 offers precise control and powerful, consistent cutting and stapling action. The iDriveC and iDriveS power and control our suite of linear cutter, right-angle linear cutter, and circular stapler instruments. We also launched the i45 articulating 45mm linear stapler, and the i45V—an articulating linear stapler for vascular applications, in the third quarter of 2008. During the first quarter of 2009, we announced that we had received FDA 510(k) marketing clearance for our patented i60R Intelligent Surgical Instrument. The i60R Intelligent Surgical Instrument is the world's first reverse pivot linear cutter, designed to improve medical outcomes by providing surgeons with greater access to important anatomical sites that are currently difficult to reach. This unique instrument will be used to address surgical procedures performed throughout the digestive tract.

        We currently focus our marketing and sales efforts on selected surgical procedures in minimally invasive colorectal, bariatric and thoracic surgery. We target those procedures in which we believe the limitations of existing cutting and stapling technology are most acute, where the number of procedures performed is growing rapidly and where clinicians have readily recognized the benefits of our Intelligent Surgical Instruments. We intend to promote the use of our Intelligent Surgical Instruments in many other surgical specialties. In the future, as surgical techniques continue to evolve beyond current MIS procedures to even less invasive techniques such as natural orifice translumenal endoscopic surgery, or NOTES, we believe our instruments may become a key enabling technology.

        In October 2008, we received a notification from The Nasdaq Stock Market, or NASDAQ, indicating that we were not in compliance with the NASDAQ Global Market's continued listing requirements set forth in Marketplace Rule 4450(b)(1)(A) because the market value of our listed securities were below $50 million for 10 consecutive trading days. In January 2009, we were the subject of a hearing before a NASDAQ listing qualifications panel to determine whether our common stock's continued listing is warranted. At the hearing, we requested a transfer of our listing from the NASDAQ Global Market to the NASDAQ Capital Market. On March 23, 2009, the NASDAQ notified us that our request had been granted. The transfer took effect on March 25, 2009. Our common stock will continue to trade under the symbol PMII. The NASDAQ Capital Market is a continuous trading market that operates in the same manner as the NASDAQ Global Market. The NASDAQ Capital Market includes the securities of approximately 450 companies. All companies listed on the NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ's corporate governance standards. Our continued listing on the NASDAQ Capital Market is subject to compliance with all requirements, including the $2.5 million stockholders' equity requirement for continued listing on that market by May 20, 2009.

Background

Evolution of surgical technology

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

Our Solution

        We believe our Intelligent Surgical Instruments offer superior consistency, repeatability, compressive force, access to anatomical sites, ergonomics and ease of use compared to conventional endomechanical devices. As a result, we believe our Intelligent Surgical Instruments have the potential to become the standard of care in an increasing number of procedures, not only in our current areas of clinical focus of colorectal, bariatric and thoracic surgery, but also in many other surgical specialties.

        We believe our Intelligent Surgical Instruments offer the following key benefits:

  •
  Powerful and consistent cutting and stapling force—our instruments enable the application of powerful and consistent cutting and stapling force under precise computer-assisted control. Tissue approximation and staple formation are controlled independently, so that compressive force can be optimized for each step. Push button digital control and superior ergonomics reduce unintended movement during the operation. We believe the result is more consistent staple placement and formation.

  •
  Enhanced dexterity and flexibility—due to their design and our proprietary power transfer technology, our instruments can be operated through an MIS port or natural orifice without sacrificing stability or compressive force. We believe these characteristics have the potential to facilitate wider adoption of MIS and NOTES techniques both by enabling existing procedures to be performed more easily and safely and by broadening the range of indications for which minimally invasive procedures could be performed.

  •
  Enhanced reliability and ease of use through digital control—because our Intelligent Surgical Instruments operate under computer-assisted control, tasks that would require a sequence of discrete manual operations in a conventional stapler are performed automatically, within consistent and repeatable clinically relevant parameters.

  •
  Reduced healthcare costs and improved efficiency of hospital operations—we offer a reusable, autoclavable series of instruments that fires disposable reload cartridges in a range of staple sizes. In addition, the multiple-use instrument does not need to be disposed of after each procedure, reducing waste disposal costs and conserving materials. In addition, we believe the use of our Intelligent Surgical Instruments can reduce procedure times, permitting more efficient utilization of surgeons' time and operating room resources.

Our Target Markets

        Surgical cutting and stapling devices are essential in a wide variety of open and endoscopic surgical procedures. Although we believe our Intelligent Surgical Instruments have broad application in many surgical disciplines, we have focused our initial marketing and sales efforts on select procedures in three specialties in which we believe the limitations of existing cutting and stapling technology are most acute, where the number of procedures performed is growing at a rapid rate and where the benefits of our Intelligent Surgical Instruments have been immediately apparent to clinicians.

        We have targeted procedures used to treat disease areas that are not only growing through the increase of worldwide population, but also through the expanding incidence of these areas within the existing population. Our current areas of clinical focus include:

  •
  Colorectal surgery—according to the American Cancer Society, colorectal cancer is the second leading cause of cancer death in the United States. Colorectal cancer is treated through a surgical procedure known as a colectomy, which is performed using open or laparoscopic techniques to remove diseased tissue and reconnect healthy tissue.

  •
  Bariatric surgery—according to the American Obesity Association, nine million Americans are morbidly obese, a condition that leads to premature death and, on average, a 20-year shorter life span. Due to its long-lasting effects, surgical intervention has become the standard of care for morbidly obese patients and is performed through open or laparoscopic techniques to reduce stomach volume. Esophageal surgeries, including the Nissen procedure, are used in the treatment of gastroesophageal reflux disease, or GERD, which affects millions of people in the United States and is associated with significant morbidity. The surgical standard for reconstructing the esophageal sphincter is well established and there is a significant trend to perform this via laparoscopic MIS techniques.

  •
  Thoracic surgery—the American Cancer Society estimated that in 2008 there would be about 215,000 new cases of lung cancer in the United States and about 162,000 people would die of this disease. Thoracic surgery is performed through open or laparoscopic techniques and a variety of procedures are used in the treatment of various diseases, including lung cancer and emphysema, through removal or volume reduction of a patient's lungs, as well as ablation of the left atrial appendage of the heart for prevention of cerebral stroke.

Our Strategy

        Our objective is to become a leading worldwide supplier of intelligent surgical instruments used in MIS and NOTES. To attain this objective, we intend to employ the following key strategies:

  •
  Extend our technology leadership—we intend to maintain and extend our technology leadership by continuing to enhance the capabilities of our Intelligent Surgical Instruments in response to clinician feedback and evolving customer requirements and by expanding our portfolio of proprietary electromechanical and digital technology through focused research and development.

  •
  Increase our installed base of multiple-use devices to grow recurring revenue from sales of reload cartridges—our i60, i45 and i45V hand-held linear staplers utilize disposable reload cartridges in a standardized format for each firing. Our product development plan is for all future linear stapler products to be multiple-use instruments utilizing disposable reload cartridges. Our objective is to transition users of our first-generation disposable staplers to our multiple-use instruments and to seek opportunities for new placements of our multiple-use instruments in order to maximize the stream of recurring revenue associated with the sale of reload cartridges.

  •
  Leverage relationships with key institutions and leading clinicians—we continue to work closely with key clinicians and medical institutions on research collaborations to explore new applications of our Intelligent Surgical Instruments. We have recently assembled groups of leading surgeons to study Laparoscopic Vertical Gastroplasty and Vertical Gastric Plication. These collaborations provide us with valuable clinician feedback. They can also result in the development of new techniques, taking advantage of the unique characteristics of our Intelligent Surgical Instruments, that enable existing procedures to be performed more effectively or broaden the range of indications in which established procedures can be applied using MIS techniques.

  •
  Maintain clinical focus to accelerate adoption of our Intelligent Surgical Instruments—in the near term, we intend to continue to focus our marketing and sales efforts on a relatively small number of selected surgical specialties and procedures in minimally invasive surgery, with the objective of establishing our Intelligent Surgical Instruments as the standard of care in these procedures. We intend to deepen and expand our relationships with key clinicians in these specialties and procedures. For example, we have recently assembled a group of leading thoracic surgeons and organized a multi-center randomized comparative trial on Anatomical Pulmonary Resection. We believe rapid market penetration in these initial areas of clinical focus will broaden market awareness of our Intelligent Surgical Instruments and facilitate their adoption in other specialties.

  •
  Expand our direct sales capabilities worldwide—enhancing our direct sales capabilities will be critical to our future success. We believe we have established a successful, scalable direct sales model and intend to extend its coverage in selected regions in the United States, Europe and Asia. We will continue to recruit talented sales professionals and clinical specialists who have extensive experience in the clinical requirements of minimally invasive surgery and who have established relationships with key clinicians and institutions. In the near term, we will focus on regions in which top-tier research and medical institutions are located and conduct marketing and training of key clinicians affiliated with those institutions.

  •
  Enhance operational integration and improve manufacturing efficiencies—we believe that it is important that we operate as a fully integrated manufacturer of advanced medical devices. We intend to continue to seek opportunities to further integrate our research and development, engineering, manufacturing, marketing, sales and distribution operations. We have made and will continue to make efforts to improve our procurement and manufacturing processes, upgrade our management information systems and implement new quality assurance, inventory and cost controls in order to improve the efficiency of our manufacturing operations, maintain product quality, reduce our cost of sales and increase our profitability.

  •
  Maximize our License and Development and Reload Supply Agreements—we entered into these agreements with Intuitive Surgical, Inc., or Intuitive, in September 2008. Intuitive is a world leader in robotic surgery. We are working with Intuitive jointly on an instrument that is expected to attach to Intuitive's da Vinci™ Surgical System, upon the completion of which, we will exclusively provide the reload supply for the instrument.

Our Technology

        We have developed a number of proprietary technologies that are incorporated in our Intelligent Surgical Instruments. We currently hold 24 issued United States patents, 17 granted foreign patents, 136 pending United States and foreign patent applications and two licensed patents that cover basic electromechanical and digital control technologies common to all our instruments as well as numerous specific improvements related to particular instruments and procedures. Our core technologies include the following:

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

        Taking advantage of recent rapid advances in battery, motor and digital control technologies, our next-generation i60, i45 and iDrive products incorporate the same power transfer and micro-robotic technology as were used in our first-generation SurgASSIST system. Motors, drive mechanisms and circuit boards providing functionality equivalent to that contained in our original power console have been miniaturized and integrated into the handpiece, thus eliminating the need for a separate power console, FlexShaft and control unit.

Applied digital technology

        Our Intelligent Surgical Instruments also incorporate our patented applied digital technology, in which the speed, direction and sequence of rotation of the power transfer shafts and the selection of gears in highly engineered miniature gearboxes produce the action required for each step of the particular instrument's operation. Push button commands given by the clinician, such as the command to fire the stapler, are interpreted by a microprocessor, which issues a programmed sequence of instructions to the motor control circuits that control the drive motors. Electronic sensors detect the motion of the drive shafts, providing feedback to the microprocessor and enabling the position and operation of the mechanism to be precisely controlled.

        This technology, combined with our proprietary power transfer technology, is the key to the ability of our Intelligent Surgical Instruments to apply consistent, precise and powerful compressive force at a remote site within the body. Conventional endomechanical devices, which use an arrangement of pull wires and mechanical linkages to transfer force created by squeezing the instrument handle with one or both hands, cannot match the power or precision of our Intelligent Surgical Instruments. Our Intelligent Surgical Instruments also control the actions of tissue approximation and staple formation independently, so that appropriate clamping force can be used for each operation, whereas conventional staplers rely on the same compressive force generated by manually squeezing the device handle for tissue approximation, cutting and stapling.

Articulation technology

        We have also developed an innovative method to provide computer-assisted, power-actuated articulation of an endomechanical device. Our i60 linear stapler can both rotate on its rigid shaft and pivot within a range of nearly 90 degrees, enabling it to mimic the articulation of the human wrist. The articulation mechanism is designed to permit the stapler head to be positioned and locked into place through the use of miniaturized gearboxes and fired at any point within its range of motion, all by remote control, without compromising the precision or compressive force of the stapling operation. We believe that it will be feasible to develop devices that combine two or more such articulating joints to provide for additional degrees of freedom, giving surgeons even greater flexibility and access to anatomy. We believe that our articulation technology may become a key enabling technology in the evolution of MIS and NOTES surgical techniques and further differentiates our Intelligent Surgical Instruments from competitive endomechanical devices.

Digital intelligence

        Each micro-robotic action of our Intelligent Surgical Instruments is controlled by a microprocessor using our proprietary software and digital control technology. This digital intelligence is a key attribute of our Intelligent Surgical Instrument platform and provides the following benefits not available from conventional endomechanical devices:

  •
  Computer-controlled precision and consistency—because our Intelligent Surgical Instruments are computer-controlled, the stapling process is precise to within hundredths of a millimeter and compressive forces are applied gradually and consistently, providing dependable, repeatable results.

  •
  Automation—our Intelligent Surgical Instruments can automatically perform a sequence of steps under software control; as a result, tasks that would require a series of discrete manual operations in a conventional stapler can be accomplished with the push of a button, simplifying the surgeon's task.

  •
  Digital communication—digital control enables our Intelligent Surgical Instruments to communicate actively to the clinician; for example, our instruments notify the surgeon by visual and audio alerts when the target tissue has been compressed within normal firing range and when the firing sequence has been successfully completed.

  •
  Data collection—our instruments can record critical information on each procedure performed, including the type and serial number of the instrument, number of firings, operating parameters and other clinical and administrative data.

  •
  Rapid upgrade path—we continually improve and enhance our digital control software and release periodic software upgrades, which can easily be installed to improve the performance of the system and add new functionality, without the need to replace the instruments themselves.

        Our patents and patent applications cover key aspects of the digital control technology implemented in our Intelligent Surgical Instruments, such as the software used to control the micro-robotic action of our instruments, as well as extensions of our current technology, such as the ability to include multiple instrument systems in a network to facilitate data collection, billing, patient record keeping and other administrative functions.

Sales, Marketing and Distribution

        We sell our Intelligent Surgical Instruments through our direct sales force in the United States and through a combination of direct sales personnel and distributors elsewhere in Europe and Japan. As of March 18, 2009, our U.S. direct sales organization included 25 account sales representatives, organized in ten regions, each headed by a regional manager. Our sales force in Europe consisted of a regional manager, based at our wholly-owned subsidiary in Hamburg, Germany, managing a team of nine sales associates in Germany, and a sales manager in France with a team of four associates. Our sales force in Japan consisted of a general manager and four sales associates.

        Account sales representatives are responsible for selling our products and working with customers on training and supporting product use. Our account sales representatives are typically present in the operating room with our surgeon customers, facilitating their understanding of use of our Intelligent Surgical Instruments. Having our sales representatives present when our products are being used also provides us with immediate feedback and understanding of our customers' needs in real-world conditions. Our sales representatives also seek to develop contacts and relationships at the nursing, staff and hospital administration levels.

        Our direct sales force also provides support and service to our customers. In addition, we maintain a staff of customer service personnel in our Langhorne, Pennsylvania facility that is available by phone to our customers to answer questions. Our sales representatives receive two weeks of intensive training at our Langhorne facility on surgical anatomy, procedures, stapling techniques, the function and use of our Intelligent Surgical Instruments, troubleshooting and selling skills. In addition, each sales representative fires all of our products in a lab to gain practical experience using our products. At the completion of this training, our sales representatives are tested prior to receiving one week of field training with an experienced field trainer. Our sales representatives are supported closely during their first six months on the job by their regional manager through regular field visits.

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

        We currently make our Intelligent Surgical Instruments available to customers at no charge under an "in service evaluation" program. The evaluation period is typically six months and we expect to derive recurring revenues from sales of the reload cartridges necessary for the evaluation instruments' use. At the end of the evaluation period, customers have the option to (i) buy the equipment and continue to receive reload cartridge pricing consistent with that of the evaluation period (ii) keep the equipment and agree to higher sales prices on the reload cartridge than was charged during the evaluation period or (iii) return the equipment with no further obligation. We believe these practices have helped us to seed the market for our instruments, have encouraged clinicians and institutions to use our Intelligent Surgical Instruments and have accelerated their adoption.

Research and Development

        As of March 18, 2009, our research and development organization consisted of 19 persons, located in our headquarters facility in Langhorne, Pennsylvania, and in our research and development facility in Shelton, Connecticut. Our research and development expenses were $5.9 million in 2008, $6.2 million in 2007, and $4.7 million in 2006.

Manufacturing and Supplier Relationships

        We conduct our manufacturing operations at our main facility in Langhorne, Pennsylvania. Our manufacturing operations currently consist primarily of assembly of components and sub-assemblies that are fabricated to our specifications by external suppliers. We conduct quality assurance testing and inspection of purchased components, in process sub-assemblies, and final assemblies. We package and ship our products.

        The principal components used in the manufacture of our products are molded plastic parts, machined metal parts, mechanical sub-assemblies, electronic circuit boards, switches and wiring. We purchase the components and sub-assemblies required for manufacturing our instruments and reloads from third-party suppliers and contract manufacturers. We qualify these vendors through stringent evaluation and monitoring of their performance over time. While we generally no longer rely upon sole source suppliers, we do not have long-term contracts with most of our suppliers. We are actively seeking to establish long-term supply arrangements with certain key suppliers. It would be difficult for us to quickly establish additional or replacement suppliers for certain components or materials, due to both the complex nature of the manufacturing processes employed by our suppliers and the time and effort that may be required to validate alternative suppliers. Any significant supply interruption or capacity constraints affecting our facilities or those of our suppliers would adversely affect our ability to manufacture and distribute our products.

        Our manufacturing operations and those of the third-party contract manufacturers we use are subject to extensive regulation by the FDA under its quality systems regulations, or QSRs, good manufacturing practice regulations, and regulations promulgated by the European Union and Japan. Our facility is FDA registered and ISO 9001:2000, and ISO13485:2003 certified. Our products are approved for sale in Japan and the European Union, having obtained European Compliance, or CE, marking.

        Our facility and the facilities of the third-party contract manufacturers we use are subject to periodic, unannounced inspections by regulatory authorities, including the FDA and other governmental agencies. Between February 2007 and May 2008, the FDA conducted two inspections of our facilities. Each of those inspections resulted in the issuance of a Notice of Inspectional Observations, or Form 483. Certain observations regarding our processes for handling customer complaints and submitting medical device reports were identified by the FDA as areas of possible non-compliance with FDA regulations. For each of the Form 483s issued by the FDA, we submitted a timely response which identified our proposed corrective action plans to address these inspectional observations. The FDA has not issued an Establishment Inspection Report, or EIR, which officially closes an inspection, for either the 2007 or 2008 inspections. Regarding the most recent inspection, which occurred from April 7, through May 21, 2008, we submitted to the FDA a written response to the Form 483 on May 30, 2008. That response described the corrective actions that we were taking to address the inspectional observations identified in the Form 483. We also submitted various follow up letters to the FDA regarding the status of our ongoing corrective actions. On October 21, 2008, the FDA issued a warning letter to us. The warning letter listed the same inspectional observations identified in the Form 483. The warning letter also acknowledged the FDA's receipt of our Form 483 response and indicated that the agency would verify that we have taken such corrective actions during a future inspection. On November 5, 2008, we submitted a written response to the warning letter which updated the agency on the status of our ongoing corrective actions. The FDA acknowledged receipt of our warning letter response on a January 27, 2009. In that letter, the FDA stated that the adequacy of our corrective actions will be determined during FDA's next inspection. We also have provided the FDA with regular updates regarding the status of our corrective actions. We expect to be re-inspected by the FDA in 2009. If the FDA finds additional inspectional observations, or if the FDA is not satisfied with our corrective actions to the 2008 inspection and warning letter, we could be subject to various enforcement actions by the FDA.

        We were last audited by our E.U. Notified Body in October 2008. One minor deficiency was cited. We provided a corrective action response, which was accepted. The next audit is scheduled for October 2009.

        Our business plans require that we achieve continued improvements in our manufacturing operations and in our cost of sales compared with those we have recently experienced. We believe that increasing the automation of our assembly operations will be critical in achieving this objective. We have made, and plan to continue to make, efforts in improving our procurement and manufacturing processes, upgrading our management information systems, and implementing new quality assurance, inventory and cost controls in order to improve the efficiency of our manufacturing operations, maintain product quality, reduce our cost of sales and increase our profitability.

        We also intend to continue the integration of our manufacturing operations. For example, in 2008 we acquired the automated equipment necessary to enable us to assemble the reload cartridges used in our multiple-use linear staplers. This system has and will continue to have a positive effect on our ability to better control the quality, cost and supply of our products and to more rapidly develop, prototype and commercialize new products.

        We have also undertaken a number of voluntary programs intended to improve the efficiency and reliability of our supply chain and manufacturing operations. These initiatives include:

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

        We seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. We currently hold 24 issued United States patents, 17 granted foreign patents, and 136 pending United States and foreign patent applications filed in select international markets and two licensed patents that cover basic electromechanical and digital control technologies common to all our instruments as well as numerous specific improvements related to particular instruments and procedures. Our issued patents expire at various dates beginning in 2019.

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

        The FDA governs the following activities that we perform or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

  •
  product design, development and manufacture;

  •
  product safety, testing, labeling and storage;

  •
  record keeping procedures;

  •
  product marketing, sales and distribution; and

  •
  post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths, serious injuries or device malfunctions and repair, replacement or recall of products.

        Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either premarket notification, or 510(k) clearance or approval of a premarket approval application, or PMA, from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or class II, which typically requires the manufacturer to submit to the FDA a premarket notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketed class I or class II device,are placed in class III, requiring approval of a PMA. Each of our currently available Intelligent Surgical Instruments is a 510(k)-cleared device.

        To obtain 510(k) clearance, we must submit a notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device (i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from class III to class I or class II, or a 510(k)-cleared device). By regulation, the FDA is required to clear or deny a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, the FDA's 510(k) clearance process generally takes from three to 12 months from the date the application is submitted, but it can take significantly longer. For example, during the review process, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device is not substantially equivalent to a predicate device, the device is automatically placed into class III, generally requiring the submission of a PMA.

        Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer's decision. If the FDA disagrees with a manufacturer's determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained, and the FDA can take other enforcement actions against us. We have modified our devices to improve quality and customer satisfaction since the products received their FDA clearances. Modifications have included changes to machined-part dimensions, changes to materials of construction and changes to software programs. We believe that these modifications generally did not require new 510(k) clearance because they could not significantly affect the safety or effectiveness of the products and did not represent a major change to the intended use of the products. In those cases where we concluded that a new 510(k) clearance was required, we applied for and obtained the new clearance. We based each determination on decision criteria in FDA guidance documents and our understanding of how the FDA and industry interpret such guidance documents. If the FDA were to disagree with any of our determinations that changes did not require a new 510(k) clearance, it could require us to cease marketing and distribution of, and/or, recall the modified device until 510(k) clearance or PMA approval is obtained. Also, in these circumstances, we could be subject to significant regulatory actions, including, but not limited to, fines, penalties and warning letters.

        Devices that cannot be cleared through the 510(k) process require the submission of a PMA. The PMA process is much more time consuming and onerous than the 510(k) notification process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device for its intended use. During the review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel's recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the QSRs. FDA's in-depth review of PMA submission generally takes between one and three years and may take significantly longer. No device that we are currently marketing has required premarket approval.

        Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. None of our products currently are, or have been, the subject of clinical trials. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices.

        Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. None of our products currently are, or have been, the subject of clinical trials. Clinical trials are subject to extensive monitoring, recordkeeping and reporting requirements. Clinical trials must be conducted under the oversight of an institutional review board, or IRB, for the relevant clinical trial sites and must comply with FDA regulations, including but not limited to those relating to good clinical practices.

        After a device is placed on the market, numerous regulatory requirements continue to apply. These include, but are not limited to:

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

  •
  clearance of a 510(k) by the FDA of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

  •
  approval of a PMA by the FDA of product modifications that affect the safety or effectiveness of our products, if any, that are approved by the FDA;

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

        We have registered our facility with the FDA as a medical device manufacturer. We are subject to announced and unannounced inspections by the FDA to determine our compliance with the QSR and other regulations and these inspections may include the manufacturing facilities of our suppliers. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

  •
  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

  •
  unanticipated expenditures to address or defend such actions;

  •
  customer notifications for repair, replacement, refunds;

  •
  recall, detention or seizure of our products;

  •
  operating restrictions or partial suspension or total shutdown of production;

  •
  refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

  •
  withdrawing 510(k) clearances on PMA approvals that have already been granted;

  •
  refusal to grant export approval for our products; and

  •
  criminal prosecution.

        Between February 2007 and May 2008, the FDA conducted two inspections of our facilities. Each of those inspections resulted in the issuance of a Notice of Inspectional Observations, or Form 483. Certain observations regarding our processes for handling customer complaints and submitting medical device reports were identified by the FDA as areas of possible non-compliance with FDA regulations.

For each of the Form 483s issued by the FDA, we submitted a timely response which identified our proposed corrective action plans to address these inspectional observations. The FDA has not issued an Establishment Inspection Report, or EIR, which officially closes an inspection, for either the 2007 or 2008 inspections. Regarding the most recent inspection, which occurred from April 7 through May 21, 2008, we submitted to the FDA a written response to the Form 483 on May 30, 2008. That response described the corrective actions that we were taking to address the inspectional observations identified in the Form 483. We also submitted various follow up letters to the FDA regarding the status of our ongoing corrective actions. On October 21, 2008, the FDA issued a warning letter to us. The warning letter listed the same inspectional observations identified in the Form 483. The warning letter also acknowledged the FDA's receipt of our Form 483 response and indicated that the agency would verify that we have taken such corrective actions during a future inspection. On November 5, 2008, we submitted a written response to the warning letter which updated the agency on the status of our ongoing corrective actions. The FDA acknowledged receipt of our warning letter response on January 27, 2009. In that letter, the FDA stated that the adequacy of our corrective actions will be determined during FDA's next inspection. We also have provided the FDA with regular updates regarding the status of our corrective actions. We expect to be re-inspected by the FDA in 2009. If the FDA finds additional inspectional observations, or if the FDA is not satisfied with our corrective actions to the 2008 inspection and warning letter, we could be subject to various enforcement actions by the FDA.

        The FDA's Medical Device Reporting, or MDR, regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. The FDA can take enforcement action against us if we fail to report such adverse events on a timely basis or at all. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

        The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We have initiated certain voluntary recalls involving products that have been distributed to our customers, and may take additional such actions in the future. We believe that certain of those recalls do not require notification to the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

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

        Many private payors use coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare and Medicaid programs, as guidelines in setting their reimbursement policies. Future action by CMS or other government agencies may diminish payments to physicians, outpatient centers and hospitals. Those private payors that do not follow the Medicare guidelines may adopt different reimbursement policies for procedures performed with our products. For some governmental programs, such as Medicaid, reimbursement differs from state to state, and some state Medicaid programs may not pay for the procedures performed with our products in an adequate amount, if at all.

        Even if a device has received approval or clearance for marketing by the FDA, there is no assurance that Medicare will cover the device and related services. In some cases, CMS may place certain restrictions on the circumstances in which coverage will be available. In making such coverage determinations, CMS considers, whether the device is reasonable and necessary for the diagnosis or treatment of illness or disease or to improve the functioning of a malformed body member. Other factors including peer-reviewed publications, the opinions of medical specialty societies, input from the FDA, the National Institutes of Health, and other government agencies can influence the scope of the product's coverage. We cannot assure you that once our products are commercially available, they will be covered by Medicare and other third-party payors. Limited coverage of our products could have a material adverse effect on our business, financial condition and results of operations.

        In general, Medicare makes a predetermined, fixed payment amount for its beneficiaries receiving covered inpatient services in acute care hospitals. This payment methodology is part of the inpatient prospective payment system, or IPPS. For acute care hospitals, under IPPS, payment for an inpatient stay is based Medicare severity on diagnosis-related groups, or MS-DRGs, which include reimbursement for all covered medical services and medical products that are provided during a hospital stay. Additionally, a relative weight is calculated for each individual DRG which represents the average resources required to care for cases in that particular DRG relative to the average resources required to treat cases in all DRGs. Generally, DRG relative weights are adjusted annually to reflect changes in medical practice in a budget neutral manner. Medicare does not frequently grant requests for add-on payments for new technologies provided to hospital inpatients. Under the MS-DRG system, there can be significant delays in obtaining adequate reimbursement amounts for hospitals for new technologies, which may adversely affect market acceptance of our products.

        For classification of physician services, the American Medical Association, referred to as the AMA, has developed a coding system known as the Current Procedural Terminology, or CPT. The CPT application process is lengthy, and there is no guarantee that we will receive a unique CPT code or that we will receive a unique CPT code in a timely manner. CPT codes are established by the AMA and adopted by the Medicare program in the Healthcare Common Procedure Coding System, to describe and develop payment amounts for physician services. The valuation process depends on the amount of time the procedure takes and difficulty of work involved, the practice expense and the malpractice expense associated with using performing the procedure. CMS then takes the recommendation of the AMA into account when establishing the reimbursement amount. The amount of reimbursement the physician will receive generally depends on the values assigned to the various components of the procedure multiplied by a conversion factor. This value is updated annually as part of the Medicare Physician Fee Schedule. There is no guarantee that this process will result in an appropriate level of reimbursement or an amount that supports the price and revenues we have projected. CPT codes are used by many other third-party payors in addition to Medicare. Failure by physicians to receive what they consider to be adequate reimbursement for procedures in which our products are used could have a material adverse effect on our business, financial condition and results of operations.

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

Fraud and Abuse Laws

        The costs of human healthcare have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the United States, attention has been focused on drug and device prices and profits and programs that encourage doctors to write prescriptions for particular drugs or recommend, use or purchase particular medical devices. Payors have become a more potent force in the market place and increased attention is being paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of healthcare.

        A variety of Federal and state laws apply to the sale, marketing and promotion of medical devices that are paid for, directly or indirectly, by Federal or state healthcare programs, such as Medicare, Medicaid and TRICARE. The restrictions imposed by these laws are in addition to those imposed by the FDA, FTC and corresponding state agencies. Some of these laws significantly restrict or prohibit certain types of promotion and marketing practices by medical device manufacturers. Violation of these laws can result in significant criminal, civil, and administrative penalties, including imprisonment of individuals, fines and penalties and exclusion or debarment from Federal and state healthcare and other programs. Many private health insurance companies also prohibit payment to entities that have been sanctioned, excluded, or debarred by Federal agencies.

        Anti-kickback statute.    The Federal anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, for a good or service, or the furnishing, arranging for or recommending of a good or service, for which payment may be made in whole or part under a Federal healthcare program such as the Medicare and Medicaid programs. The definition of "remuneration" has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, payments of cash and waivers of payments. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under Federal healthcare programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other Federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below.

        The Federal anti-kickback statute is broad and prohibits many types of arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services, or OIG, has issued a series of regulations, known as the "safe harbors." These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties to a transaction or arrangement that they will not be prosecuted under the federal anti-kickback statute. We seek where possible to comply with these safe harbors. The failure of a transaction or arrangement to fit precisely within one or more applicable safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny or enforcement action by government enforcement authorities such as the OIG or the U.S. Department of Justice. Many states have adopted laws similar to the Federal anti-kickback statute. Some of these state prohibitions are broader than the Federal statute, and apply to the referral of patients and recommendations for healthcare items or services reimbursed by sources other than government-funded programs.

        False claims laws.    Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the Federal government or knowingly making, or causing to be made, a false statement in order to have a false claim paid. The Federal government's interpretation of the scope of the law has in recent years grown increasingly broad. Most states also have statutes or regulations similar to the Federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these Federal and state laws may include civil monetary penalties, exclusion of a manufacturer's products from reimbursement under government programs, criminal fines, and imprisonment. Several device manufacturers have been prosecuted under the false claims laws for allegedly providing kickbacks in the form of free product to physician customers with the expectation that the physician customers would bill Federal programs for the product.

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

Employees

        As of March 18, 2009, we had 95 employees in the United States, including 21 in manufacturing, 32 in sales and marketing, 7 in regulatory and quality assurance, 14 in general and administrative, 12 in research and development and 9 in operations. In addition, we have 32 employees in our foreign operations, most of whom are in sales and marketing. We believe that our future success will depend upon our continued ability to attract, hire and retain qualified personnel. We occasionally employ independent contractors, consultants and temporary employees to support our operations. None of our employees are represented by a labor union or party to a collective bargaining agreement, and we believe our employee relations are good.

Corporate Information

        We were incorporated in Pennsylvania in August 1999 and reincorporated in Delaware in August 2003. Our principal offices are located at 2021 Cabot Boulevard, Langhorne, Pennsylvania 19047. Our telephone number is (267) 775-8100. We maintain a website at www.pmi2.com and make available free of charge through this website our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also similarly make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. We are not including the information contained at www.pmi2.com, or at any other Internet address as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

        In addition, we make available on our website (i) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Governance Committee, and (ii) our Code of Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ Stock Market.

Item 1A.    Risk Factors.

Risks Related to Our Business

We will be required to raise additional capital. If we cannot raise such capital, or if we consume cash more quickly than expected, we will be forced to curtail operations.

        As of December 31, 2008, we had cash and cash equivalents of approximately $8.4 million. In addition, as of December 31, 2008, we had total liabilities of approximately $44.7 million, including approximately $25.0 million of secured loans due to be paid in March 2010.

        Our operations to date have required significant cash expenditures. We believe that our current cash and cash equivalents, together with our future sales and milestones, will be sufficient to meet our anticipated cash requirements through June 30, 2009. Although we significantly reduced our operating expenses through the restructuring plan we implemented in the fourth quarter of 2008, we must still raise additional capital. We are actively pursuing initiatives to raise additional funds through collaborations or other arrangements with corporate partners or public and private offerings of securities, including debt or equity financings. Given the recent and continued turmoil in the capital markets, there are a number of risks and uncertainties related to our attempts to complete a financing or strategic partnering arrangement that are outside our control. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency.

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

  •
  licensing technologies for future development.

        Historically, we have financed our operations and internal growth primarily through private placements of equity securities and debt and, more recently, our initial public offering. We cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities, significant dilution may occur. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Substantially all our assets are subject to a security interest in favor of the holders of our convertible notes, which may limit our ability to obtain additional debt financing. Additionally, if we default in the payment of our convertible notes, our noteholders will be entitled to exercise their rights as secured creditors, which include the right to foreclose on the assets we have provided as collateral, which could materially impair our ability to continue to operate our business.

        If we are unable to raise additional funds when needed, we will need to:

  •
  delay, scale-back or eliminate some or all of our research and product development programs;

  •
  license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

  •
  attempt to sell our company;

  •
  cease operations; or;

  •
  declare bankruptcy.

        As of December 31, 2008, there were approximately 2.5 million stock options and approximately 1.0 million warrants outstanding. These equity instruments represent approximately 20% of our shares outstanding at December 31, 2008. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

        We are a company with a limited operating history and have sustained net losses since our inception, including net losses of $42.3 million and $36.8 million for the years ended December 31, 2008 and 2007, respectively. We had an accumulated deficit of $216.2 million at December 31, 2008. We expect to continue to incur significant operating losses at least through 2009, as we invest in the development of our business. Our losses have had and will continue to have an adverse effect on our stockholders' equity and working capital.

We are dependent on our next generation wireless handheld technology incorporated in our i60, i45 and iDrive products, and we cannot be certain that our technology and our products will achieve the broad market acceptance necessary to develop a sustainable, profitable business.

        Historically, most of our revenue has been derived from the sale of our single-patient, disposable Intelligent Surgical Instruments and, to a lesser extent, from the sale of reload cartridges for our reusable Intelligent Surgical Instruments. We expect that, as our installed base of reusable, multiple-

patient Intelligent Surgical Instruments grows and the number of firings of our instruments increases, sales of reload cartridges will become the largest component of our total sales. It is difficult to predict the penetration, future growth rate or size of the market for our next generation of wireless handheld products.

        The commercial success of our various Intelligent Surgical Instruments will require broad acceptance of our technology platform by the surgeons who specialize in the procedures we target, a limited number of whom may be able to influence device selection and purchasing decisions. If the concept of computer-assisted power-actuated devices for tissue manipulation, cutting and stapling is not broadly accepted and perceived as having significant advantages over manually-actuated devices, then we will not meet our business objectives. Such broad acceptance will require a determination by hospitals and surgeons that our products are safe, cost-effective and represent acceptable methods of treatment. We cannot assure that our existing relationships and arrangements with hospitals and surgeons can be maintained or that new relationships will be established in support of our products. In addition, our competitors may develop new technology for tissue manipulation, cutting and stapling that is more attractive to surgeons and hospitals. If surgeons do not consider our products to be suitable for application in the procedures we are targeting and an improvement over the use of competing products, our business goals will not be realized.

The success of our business is dependent on our ability to develop new and innovative products and to enhance our existing products. In recent years, we experienced significant delays in the introduction of our new products, and if we do not achieve our current development goals in the time frames we expect, the commercialization of our new products may be delayed and, as a result, our operations may be adversely affected.

        The success of our business is dependent on our ability to develop new products, to introduce enhancements to our existing products and to develop these new technologies within targeted timeframes. These target estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates for reasons that may or may not be within our control. Delays in product releases, or our inability to quickly resolve quality issues, both real and perceived, and other factors affecting the success of our product launches, could have a material adverse effect on our revenues and results of operations. Customers may forego purchases of our existing products and purchase our competitors' products as a result of delays in the introduction of our new products and enhancements, failure by us to choose correctly among technical alternatives or failure by us to offer innovative products or enhancements at competitive prices and in a timely manner. In addition, announcements of new products by us or by competitors may result in a delay in or cancellation of purchasing decisions in anticipation of such new products. Any such losses could impair the value of your investment.

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

        The historical unit costs for our products, based on limited manufacturing volumes, have been very high in relation to our sales, resulting in low or negative gross margins. It will be necessary for us to achieve substantial reductions in our cost of sales as a percentage of sales in order to become profitable. The transition to in-house production or to new production processes initially had a negative effect on our manufacturing yields or costs, which adversely affected our gross margins in the first half of 2008. While we saw improvements to our gross margins in the second half of 2008 due to these new production processes, we may not be able to maintain such margins as new products are introduced to the market. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to perform these processes. We cannot assure you that we will be able to achieve the significant cost reductions in the manufacture of our products necessary for our business to achieve profitability.

If our products are not considered to be a safe and effective alternative to existing technologies, we will not be commercially successful.

        Our success depends upon acceptance of our technology by the medical community as safe, clinically effective and cost effective and a preferred device as compared to products of our competitors. We have not collected, and are not aware that others have collected, long-term data regarding efficacy, safety and clinical outcomes associated with the use of our products. Any data that is generated in the future may not be positive or consistent with our current, largely anecdotal data, which would negatively affect market acceptance and the rate at which our Intelligent Surgical Instruments are adopted. Equally important will be physicians' perceptions of the safety of our products. Our technology is relatively new in surgery, and the results of short-term clinical experience with our Intelligent Surgical Instruments do not necessarily predict long-term clinical benefits as compared to the products of our competitors. If, over the long term, our Intelligent Surgical Instruments do not meet surgeons' expectations as to safety, efficacy and ease of use, our Intelligent Surgical Instruments may not become widely adopted.

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

        Our Intelligent Surgical Instruments rely on new technology and must compete with the more established manual devices of our competitors, such as Covidien and Ethicon Endo-Surgery, Inc. Conventional manual devices are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. We cannot be certain that surgeons will use our products to replace or supplement established treatments or that our products will be competitive with current or future products and technologies.

        The medical industry is highly competitive. In recent years, there has been changes in technological innovation achieved in short periods of time, and it is possible that future technological change and discoveries by others could negatively impact our products. Most of our competitors enjoy competitive advantages over us, including:

  •
  significantly greater name recognition;

  •
  greater financial and human resources for product development, sales and marketing and patent litigation;

  •
  longer operating histories;

  •
  established relationships with healthcare professionals, customers and third-party payors;

  •
  established distribution networks;

  •
  additional lines of products and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage; and

  •
  greater experience in conducting research and development, manufacturing, clinical trials, obtaining regulatory clearance for products and marketing approved products.

        In addition, our first generation SurgASSIST system in its original configuration had certain perceived disadvantages compared to conventional manual endomechanical devices. Prior to the introduction of our new i60 and i45 linear staplers and our iDrive wireless handheld power and control system, our Intelligent Surgical Instruments had to be tethered by a flexible shaft to a power console which is located outside the sterile field. Some surgeons and operating room personnel found this to be cumbersome and not well suited for all procedures. This factor may initially have limited market acceptance of our SurgASSIST platform. Our next generation untethered self-contained Intelligent Surgical Instruments are designed to eliminate this disadvantage of our SurgASSIST system, but we may need to overcome an initial negative perception by clinicians of our first-generation tethered technology.

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

We assemble our Intelligent Surgical Instruments using our own customized equipment and are currently implementing a new manufacturing process, making us vulnerable to production and supply problems that could negatively impact our sales.

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

        We integrated an automated system that enables us to assemble the reload cartridges for our PLC 60 and i60 linear staplers. There is no guarantee that the automated system will function at the capacity we require. The automated system is located at our facility in Langhorne, Pennsylvania, which requires us to be responsible for the day-to-day control and protection of the system. While we expect this automated system to manufacture at our anticipated volume, unanticipated problems in our utilization of this automated system could jeopardize our initiatives to improve our gross margins.

We are dependent upon a number of key suppliers, including certain sole source suppliers, the loss of which would materially harm our business.

        While we generally no longer rely upon sole source suppliers for key components and services used in manufacturing our products, we do not have long-term contracts with our suppliers. We cannot assure you that we will be able to obtain sufficient quantities of the components or services we use in our manufacturing in the future. Because we do not have long-term contracts, our suppliers generally are not required to provide us with any guaranteed minimum production levels.

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

        In October 2008, we implemented a restructuring plan aimed at reducing costs, primarily through headcount reductions. As of March 18, 2009, we had approximately 127 employees globally, compared with 177 in March 2008. It is possible that our management, finance, technical and regulatory personnel, systems and facilities currently in place may not be adequate to support our expected future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

We have concluded that there are material weaknesses in our internal controls over financial reporting, and if we are unable to achieve and maintain effective internal controls over financial reporting, investors could lose confidence in our financial statements and our company, which could have a material adverse effect on our business and stock price.

        We have concluded that there are material weaknesses in our internal control over financial reporting. Because we do not have a sufficient number of personnel with the appropriate level of experience and technical expertise, we are unable to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while we are completing the financial statement close process. This material weakness resulted in the identification of adjustments during the financial statement close process in 2008 that have been recorded in our consolidated financial statements. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements would not be prevented or detected. Until this deficiency in our internal control over financial reporting is remediated, there is reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

        In addition, we have concluded that we have a material weakness in our entity-level controls as we did not have a control in place to prevent loans to our executive officers. In connection with the review of our internal controls, management noted in October 2008 we made an advance of salary of approximately $24,000 to our president and chief executive officer, Michael Whitman. Such advance was made by us on Mr. Whitman's behalf to Mr. Whitman's brokerage account to enable Mr. Whitman to satisfy a margin call requirement in cash rather than in shares of our common stock, which would have resulted in sales of our stock during a restricted trading period. This advance was approved by our then chief financial officer and was repaid by Mr. Whitman in full in December 2008.

        Following an investigation by the Audit Committee of the Board of Directors, our Board of Directors, with our chief executive officer and president having removed himself from its deliberations, has determined that the advance was an inadvertent violation of Section 402 of the Sarbanes-Oxley Act of 2002 which our internal controls and procedures did not prevent. The advance was made based upon the mistaken belief by our chief executive officer and president and our then chief financial officer that the prohibitions on loans made to executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 did not encompass short term salary advances. Our Board of Directors has determined that this matter was an isolated incident and has required the payment of imputed interest of 2.19% on the amounts of salary advanced. In addition, the Board of Directors has terminated our consulting arrangement with our former chief financial officer. Our chief executive officer and president is now aware of this requirement of the Sarbanes-Oxley Act of 2002 and will ensure that he avoids any violation thereof in the future. In response to this matter, the Board of Directors has instructed our current chief financial officer to undertake a thorough review of our internal controls and procedures with the intention of expanding and formalizing our policies and procedures to avoid future violations of the Sarbanes-Oxley Act of 2002, and other applicable laws, rules and regulations. The Board of Directors intends to institute mandatory corporate governance and Sarbanes-Oxley Act of 2002 training for management and our accounting staff.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must assess the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting that are identified by management. If we are unable at that time to assert that our internal control over financial reporting is effective because the material weakness identified above has not been remediated, or for any other reason, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls when it is required to do so in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Our 7% Senior Convertible Secured Notes, due March 2010, contain certain covenants that, if we violate, could result in an event of default. If we are in default, our noteholders will be entitled to exercise their rights under the 7% Senior Convertible Notes and immediately accelerate payment, which could materially impair our ability to continue to operate our business.

        Our 7% Senior Convertible Secured Notes, due in March 2010, or our Convertible Notes, include certain covenants that, among other things, require that we materially comply with all applicable laws; pay all material taxes, assessments and governmental levies; furnish certain financial statements to our noteholders; and maintain insurance in the amounts customarily maintained by companies in the same or similar businesses. Our ability to comply with these and other provisions of the Convertible Notes may be impacted by changes in economic or business conditions, results of operations or events beyond our control. The breach of any of these covenants could result in an event of default. Upon an event of default, our noteholders will be entitled to exercise their rights under the Convertible Notes and immediately accelerate repayment of the Convertible Notes. In the event we are unable to repay the amounts due, our noteholders may exercise their rights as secured creditors, which include the right to foreclose on the assets we have provided as collateral, which could materially impair our ability to continue to operate our business. As of December 31, 2008, our remaining debt service obligation on our Convertible Notes was approximately $3.2 million.

Any failure in our training efforts could result in lower than expected product sales and potential liabilities.

        A critical component of our sales and marketing efforts is the training of a sufficient number of surgeons, other clinicians and hospital staff to properly use our Intelligent Surgical Instruments. In order to operate effectively, our internal sales force must also be trained on the benefits and proper utilization of our technology, including newly introduced products. In connection with the introduction of our i60, i45, i45v and iDrive products, we have found that it takes longer than we expected to adequately train our internal sales force and customers' clinical personnel on the use and care of these instruments, due in part to their novelty and to the need to employ new sterilization techniques. Additionally, the number of i60 and iDrive demonstration units available for use by our sales force was limited during the early phases of our i60 product launch. As a result, it has taken longer for our sales force to become fully effective in selling these new products, and the rate of adoption of our new technology has been adversely affected. Any further delays in adequately training our internal sales force or our customers' clinical personnel on these or other products could harm our business.

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

        The manufacturing and marketing of our products involve an inherent risk of product liability claims. In addition, our product development and production processes are complex and could expose our products to defects. Additionally, problems experienced by our customers, such as difficulty in consistently seating our reload cartridges may be perceived by them as quality defects. Our Intelligent Surgical Instruments also incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. We cannot assure you that our software will not experience errors or performance problems in the future. If our products have, or are perceived to have, mechanical defects or software errors or have performance problems, we would likely experience:

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

        During the years ended December 31, 2008 and 2007, sales in international markets totaled 25% and 18%, respectively. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our international sales are denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

        Our future business and operating results depend significantly on the continued contributions of our key technical personnel and senior management, particularly those of our co-founder, Chief Executive Officer and President, Michael P. Whitman. These individuals and the services they provide would be difficult to replace. While we are subject to certain severance obligations to Mr. Whitman, either he or we may terminate his employment at any time and for any lawful reason or for no reason. Our business and future operating results also depend significantly on our ability to attract and retain qualified management, manufacturing, technical, regulatory, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.

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

        In the United States, our products are purchased primarily by medical institutions, which then bill various third-party payors, such as the Centers for Medicare and Medicaid Services, or CMS, which administers the Medicare and Medicaid programs, and other government programs and private insurance plans, for the healthcare services provided to their patients. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive.

        Moreover, many private payors look to CMS in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage for procedures utilizing our Intelligent Surgical Instruments or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors.

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

        Between February 2007 and May 2008, the FDA conducted two inspections of our facilities. Each of those inspections resulted in the issuance of a Notice of Inspectional Observations, or Form 483. Certain observations regarding our processes for handling customer complaints and submitting medical device reports were identified by the FDA as areas of possible non-compliance with the FDA regulations. For each of the Form 483s issued by the FDA, we submitted a timely response which identified our proposed corrective action plans to address these inspectional observations. The FDA has not issued an Establishment Inspection Report, or EIR, which officially closes an inspection, for either the 2007 or 2008 inspections. Regarding the most recent inspection, which occurred from April 7, through May 21, 2008, we submitted to the FDA a written response to the Form 483 on May 30, 2008. That response described the corrective actions that we were taking to address the inspectional observations identified in the Form 483. We also submitted various follow up letters to the FDA regarding the status of our ongoing corrective actions. On October 21, 2008, the FDA issued a warning letter to us. The warning letter listed the same inspectional observations identified in the Form 483. The warning letter also acknowledged the FDA's receipt of our Form 483 response and indicated that the agency would verify that we have taken such corrective actions during a future inspection. On November 5, 2008, we submitted a written response to the warning letter which updated the agency on the status of our ongoing corrective actions. The FDA acknowledged receipt of our warning letter response on January 27, 2009. In that letter, the FDA stated that the adequacy of our corrective actions will be determined during the FDA's next inspection. We also have provided the FDA with regular updates regarding the status of our corrective actions. We expect to be re-inspected by the FDA in 2009. If the FDA finds additional inspectional observations, or if the FDA is not satisfied with our corrective actions to the 2008 inspection and warning letter, we could be subject to sanctions, including:

  •
  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

  •
  unanticipated expenditures to address or defend such actions;

  •
  customer notifications for repair, replacement, refunds;

  •
  recall, detention or seizure of our products;

  •
  operating restrictions or partial suspension or total shutdown of production;

  •
  refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

  •
  withdrawing 510(k) clearances on PMA approvals that have already been granted;

  •
  refusal to grant export approval for our products; and

  •
  criminal prosecution.

We must upgrade and correct deficiencies in our regulatory compliance operations, and our failure to do so could impair our ability to market our products or lead to regulatory enforcement action against us.

        We are subject to extensive regulatory compliance in the United States and other countries, including by the FDA. In 2007 we experienced shortages of qualified regulatory compliance staff due to turnovers in regulatory staff and senior management, among other factors. We recently enhanced the regulatory and quality assurance functions of our organization by hiring personnel with appropriate regulatory compliance experience.

        To address the FDA's inspectional observations made during on-site inspections of the Langhorne, Pennsylvania facility, we have begun the process of improving our complaint handling and medical device reporting procedures to ensure our compliance with the FDA's quality system regulations and our related controls and internal audit functions. In 2008 we engaged an independent consultant to audit our compliance with certain aspects of the FDA's quality system regulations. While certain improvements were noted, further improvements are necessary in our corrective action and preventative action processes. We also have engaged a third-party to supervise our MDR decision making process, which will continue until the FDA clears the Warning letter it issued to us in October 2008.

        If we are not successful in retaining qualified personnel to manage and staff our regulatory compliance operations or in implementing necessary process improvements on a timely basis, we could be subject to regulatory enforcement actions which could damage our reputation, impair our ability to obtain regulatory clearances for new products, prevent us from manufacturing and selling our products and harm our business.

Modifications to our products may require new regulatory clearances or approvals or may require us to recall or cease marketing our products until clearances or approvals are obtained.

        Modifications to our products may require new regulatory approvals or clearances, including 510(k) clearance to market or premarket approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer's decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We have made modifications to our products in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our products as modified, which could require us to redesign our products and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

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

        Certain of our new products will require FDA 510(k) clearance to market, or may even require FDA approval of a PMA. We will need to develop our regulatory strategies for obtaining clearance or approval of new products, as necessary. The FDA may not approve or clear such products for the indications that are necessary or desirable for successful commercialization. In addition, the FDA may refuse our requests for 510(k) clearance to market or premarket approval of new products, new intended uses or modifications to existing products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

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

  •
  unanticipated expenditures to address or defend such actions;

  •
  customer notifications for repair, replacement, refunds;

  •
  recall, detention or seizure of our products;

  •
  operating restrictions or partial suspension or total shutdown of production;

  •
  refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

  •
  withdrawing 510(k) clearances on PMA approvals that have already been granted;

  •
  refusal to grant export approval for our products; and

  •
  criminal prosecution.

        Between February 2007 and May 2008, the FDA conducted two inspections of our facilities. Each of those inspections resulted in the issuance of a Notice of Inspectional Observations, or Form 483. Certain observations regarding our processes for handling customer complaints and submitting medical device reports were identified by the FDA as areas of possible non-compliance with FDA regulations. For each of the Form 483s issued by the FDA, we submitted a timely response which identified our proposed corrective action plans to address these inspectional observations. The FDA has not issued an Establishment Inspection Report, or EIR, which officially closes an inspection, for either the 2007 or 2008 inspections. Regarding the most recent inspection, which occurred from April 7, through May 21, 2008, we submitted to the FDA a written response to the Form 483 on May 30, 2008. That response described the corrective actions that we were taking to address the inspectional observations identified in the Form 483. We also submitted various follow up letters to the FDA regarding the status of our ongoing corrective actions. On October 21, 2008, the FDA issued a warning letter to us. The warning letter listed the same inspectional observations identified in the Form 483. The warning letter also acknowledged the FDA's receipt of our Form 483 response and indicated that the agency would verify that we have taken such corrective actions during a future inspection. On November 5, 2008, we submitted a written response to the warning letter which updated the agency on the status of our ongoing corrective actions. The FDA acknowledged receipt of our warning letter response in a January 23, 2009. In that letter, the FDA stated that the adequacy of our corrective actions will be determined during the FDA's next inspection. We also have provided the FDA with regular updates regarding the status of our corrective actions. We expect to be re-inspected by the FDA in 2009. If the FDA finds additional inspectional observations, or if the FDA is not satisfied with our corrective actions to the 2008 inspection and warning letter, we could be subject to various enforcement actions as identified above.

Our products may in the future be subject to product recalls that could harm our reputation, business and financial results.

        The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. In addition, foreign governmental bodies have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacture. Manufacturers may, under their own initiative, voluntarily recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We have initiated certain voluntary recalls involving products that have been distributed to our customers and may take additional such actions in the future. We believe that certain of those recalls do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action, including any of the following sanctions for failing to report the recalls when they were conducted:

  •
  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

  •
  unanticipated expenditures to address or defend such actions

  •
  customer notifications for repair, replacement, refunds;

  •
  recall, detention or seizure of our products;

  •
  operating restrictions or partial suspension or total shutdown of production;

  •
  refusing or delaying our requests for 510(k) clearance or premarket approval of new products or modified products;

  •
  withdrawing 510(k) clearances on PMA approvals that have already been granted;

  •
  refusal to grant export approval for our products; and

  •
  criminal prosecution.

If our products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

        Under the FDA medical device reporting regulations, or MDR, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or one of our similar devices were to recur. All manufacturers placing medical devices in the market in the European Union are legally bound to report any serious or potentially serious incidents involving devices they produce or sell to the Competent Authority in whose jurisdiction the incident occurred. Were this to happen to us, the relevant Competent Authority would file an initial report, and there would then be a further inspection or assessment if there are particular issues. This would be carried out either by the Competent Authority or it could require that Orion, as the Notified Body, carry out the inspection or assessment.

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

        We currently market our products, and intend to market our future products in a number of international markets. Although certain of our products have been approved for commercialization in Japan and CE market in the European Union, in order to market our products in other foreign jurisdictions we must obtain separate regulatory approvals. The approval procedure varies among jurisdictions and can involve substantial additional testing. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA clearance or approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market other than our current authorizations in the European Union and Japan.

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

Legislative and regulatory changes in the health care and medical devices industry could have a negative impact on our financial performance.

Health care

        Changes in the health care industry in the United States and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, the new administration and Congressional and state leaders have expressed a strong desire to reform the U.S. health care system. Included in this reform could be laws that narrow Medicare coverage or reduce reimbursement levels for healthcare services or items provided by physicians and hospitals. Furthermore, many private payors look to Medicare's coverage and reimbursement policies in setting their coverage policies and reimbursement amounts such that federal reforms could influence the private sector as well. Finally, many states also may attempt to reform their Medicaid programs such that either coverage for certain items or services may be narrowed or reimbursement for them could be reduced. These healthcare reforms may adversely affect our business.

        Consistent with or in addition to Congressional or state reforms, CMS could change its current policies that affect reimbursement for our products. Each year, CMS re-examines the reimbursement rates for hospital inpatient and outpatient and physician office settings and could either increase or decrease the reimbursement rate for procedures utilizing our products. Overall, we are unable to predict when legislation or regulation that affects our business may be proposed or enacted in the future or what effect any such legislation or regulation would have on our business. Any such legislation, regulation or policies that affect the coverage and reimbursement of our current or future products, or the procedures utilizing our current or future products, could cause our sales to decrease and, as a result, our revenue to decline.

        In addition, the requirements or restrictions imposed on us or our products may change, either as a result of administratively adopted policies or regulations or as a result of the enactment of new laws. Such changes are particular possibilities in light of the 2008 elections in the United States. There may be heightened scrutiny by federal and state regulators and legislators of the FDA's device approval process, the agency's efforts to assure the safety of marketed devices, and physician payments and promotional activities by manufacturers. Any new regulations or statutory provisions could result in delays or increased costs during the period of product development, clinical trials, and regulatory review and approval, as well as increased costs to assure compliance.

        Further, our success in international markets also depends upon the eligibility of reimbursement for our products through government-sponsored health care payment systems and other third-party payers. Outside of the United States, reimbursement systems vary by country. These systems are often subject to the same pressures to curb rising health care costs and control health care expenditures as those in the United States. In addition, as economies of emerging markets develop, these countries may implement changes in their health care delivery and payment systems. If adequate levels of reimbursement from third-party payers outside of the United States are not obtained, sales of our products outside of the United States may be adversely affected.

Medical Devices

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

        Without limiting the generality of the foregoing, in 2007, the Food and Drug Administration Amendments Act of 2007, or the Amendments, were enacted. The Amendments require, among other things, that FDA propose, and ultimately implement, regulations that will require manufacturers to label medical devices with unique identifiers unless a waiver is received from FDA. Once implemented, compliance with those regulations may require us to take additional steps in the manufacture of our products and labeling. These steps may require additional resources and could be costly.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

        The federal anti-kickback law and several similar state laws prohibit payments that are intended to induce physicians or others either to refer patients for, or recommend the acquisition of, healthcare products or services. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements and sales programs we may have with hospitals, physicians or other potential purchasers or users of medical devices. In particular, these laws influence how we structure our sales, customer support, education and training programs and physician consulting and other service arrangements. Although we seek to structure such arrangements in compliance with applicable requirements, these laws are broadly written and it is difficult to determine precisely how these laws will be applied in specific circumstances. We could be subject to a claim under these anti-kickback laws for our consulting arrangements with surgeons, grants for training and other education, grants for research and other interactions with doctors which have come under scrutiny by federal and state regulators and law enforcement entities. Anti-kickback laws prescribe civil, criminal and administrative penalties for noncompliance, which can be substantial. Due to the breadth of the statutory provisions and the lack of guidance in the form of regulations or court decisions addressing some industry activities, it is possible that our sales, marketing and promotional activities and practices might be challenged under anti-kickback or related laws. Even an unsuccessful challenge to or investigation into our practices could cause adverse publicity and thus could harm our business and results of operations.

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

Risks Related to Ownership of Our Common Stock

We expect that the price of our common stock will fluctuate substantially based on a number of factors, many of which are beyond our control.

        Until our recent initial public offering, there was no public market for shares of our common stock. Since our initial public offering in October 2007, the closing market price of our common stock has ranged from $0.22 at its low point in December 2008 to $14.40 at its high point in February 2008. The market price for our common stock is likely to continue to fluctuate as a result of a number of factors, including:

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

Our common stock may be delisted from the NASDAQ Capital Market stock exchange.

        Our common stock may be subject to delisting from the NASDAQ Capital Market. In October 2008, we received a notification from the NASDAQ indicating that we were not in compliance with the NASDAQ Global Market's continued listing requirements set forth in Marketplace Rule 4450(b)(1)(A) because the market value of our listed securities was below $50 million for 10 consecutive trading days. In January 2009, we were the subject of a hearing before a NASDAQ listing qualifications panel to determine whether our common stock's continued listing is warranted. At the hearing, we requested a transfer of our listing from the NASDAQ Global Market to the NASDAQ Capital Market. On March 23, 2009, the NASDAQ notified us that our request had be granted. The transfer took effect on March 25, 2009. Our common stock will continue to trade under the symbol PMII. The NASDAQ Capital Market is a continuous trading market that operates in the same manner as the NASDAQ Global Market. The NASDAQ Capital Market includes the securities of approximately 450 companies. All companies listed on the NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ's corporate governance standards. Our continued listing on the NASDAQ Capital Market is subject to compliance with all requirements, including the $2.5 million stockholders' equity requirement, for continued listing on that market by May 20, 2009. If we are unable comply with the requirements for continued listing on the NASDAQ Capital Market and our common stock becomes delisted from that exchange, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board. If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related Securities and Exchange Commission, or SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

        If our common stock would not be able to be traded on the OTC Bulletin Board, we would make every effort to have it available for trading on the National Quotation Bureau's Pink Sheets, or the Pink Sheets. The Pink Sheets market consists of security firms who act as market makers in the stocks, usually, of very small companies. The bid and asked prices are not quoted electronically, but are quoted daily in "hard copy" which is delivered to firms that subscribe. Stocks that trade in the Pink

Sheets are usually not as liquid as those that trade in electronic markets and, often time, the difference between the bid and the asked prices are substantial. As a result, if our common stock were traded on the Pink Sheets, there would likely be a further negative effect on the liquidity, trading market and price of our common stock even compared to that we might suffer if we were traded on the OTC Bulletin Board.

        As a result of the above, we cannot assure you that our common stock will continue to be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the Pink Sheets or, if it is to be listed, whether or not there would be an interruption in the trading of our common stock. We believe that the listing of our stock on a recognized national trading market, such as the NASDAQ Capital Market, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. In that regard, listing on a recognized national trading market will also affect our ability to benefit from the use of our operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship we may undertake. The delisting from the NASDAQ Capital Market would result in negative publicity and would negatively impact our ability to raise capital in the future.

Securities analysts may not initiate or continue coverage for our common stock or may issue negative reports, and this may have a negative impact on the market price of our common stock.

        Securities analysts may elect not to provide research coverage of our common stock, and if a sufficient number of securities analysts do not cover our common stock, the lack of research coverage may adversely affect the market price of our common stock. The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts who elect to cover us downgrades our stock, our stock price could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. In addition, rules mandated by the Sarbanes-Oxley Act and a global settlement reached in 2003 between the SEC, other regulatory agencies and a number of investment banks have led to a number of fundamental changes in how analysts are reviewed and compensated. In particular, many investment banking firms will be required to contract with independent financial analysts for their stock research. It may be difficult for companies such as ours, with smaller market capitalizations, to attract independent financial analysts that will cover our common stock. This could have a negative effect on the market price of our stock.

Our principal stockholders, directors and management own a large percentage of our voting stock, which allows them to exercise significant influence over matters subject to stockholder approval.

        Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 33% of the outstanding shares of our common stock, assuming no exercise of outstanding options and warrants or conversion of our convertible notes. Accordingly, these executive officers, directors and principal stockholders, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We currently lease approximately 40,000 square feet in Langhorne, Pennsylvania, which is used as our headquarters and principal manufacturing facility. The Langhorne facility contains approximately 35,000 square feet of manufacturing space, 1,000 square feet of research and development space and 4,000 square feet devoted to administrative offices. This facility is leased through March 31, 2012.

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

        In January 2008 we entered into a twelve month lease for 2,125 square feet of office space in New Hope, Pennsylvania which is used for administrative offices for our senior executive team. In November 2008, we elected not to extend the term of this lease for an additional twelve months.

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

        In the event Ethicon Endo-Surgery was to prevail in its appeals of the Clark patent decisions or in its appeal of the Rothfuss nullity action decision, we may be precluded from selling certain of our products in Germany.

        Duo-Med litigation in Belgium.    In August 2008, our former Belgian distributor, Duo-Med, S.A., initiated a breach of contract action against us in the Commercial Court of Brussels in Belgium. The complaint alleges that we breached our distribution agreement with Duo-Med by failing to provide proper notice when we terminated that agreement in May 2007 and that, as the result of problems with our products, Duo-Med was unable to sell its existing inventory. The complaint asserts damages totaling approximately €460,000. We believe that the allegations in this matter are without merit and intend to vigorously defend against them. We have not accrued any amount in our financial statements as of December 31, 2008 for this matter.

Item 4.    Matters Submitted to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON STOCK

        The following table sets forth, for the periods indicated, the range of high and low closing prices for our common stock. Our common stock currently trades on the NASDAQ Capital Market under the symbol PMII. During the period commencing October 26, 2007, the first trading date subsequent to our initial public offering, until March 24, 2009 our common stock traded on the NASDAQ Global Market.

	2008		2007
	High	Low	High		Low
First Quarter	$14.40	$4.83	$	n/a	$	n/a
Second Quarter	7.41	5.00		n/a		n/a
Third Quarter	6.29	3.10		n/a		n/a
Fourth Quarter	3.12	0.22		14.25		11.75

HOLDERS OF RECORD

        As of March 18, 2009, our common stock was held by approximately 402 stockholders of record.

DIVIDENDS

        No cash dividends have been paid on our Common Stock to date. We currently intend to retain our future earnings, if any, to finance our operations and do not expect to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

        We have two equity compensation plans under which shares are currently authorized for issuance, our 2007 Equity Incentive Plan, as amended and our 2007 Employee Stock Purchase Plan. In addition, we have two equity compensation plans under which awards are currently outstanding but pursuant to which no future awards may be granted, our 2000 Plan and our 2004 Plan. All of our equity compensation plans were approved by our stockholders prior to our initial public offering in October 2007. The following table provides information regarding securities authorized for issuance as of December 31, 2008 under our equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	2,456,124	$7.20	924,026
Equity compensation plans not approved by security holders	—	—	—

Total	2,456,124	$7.20	924,026

PERFORMANCE GRAPH

COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN*
Among Power Medical Interventions, Inc., The NASDAQ Composite Index
And The RDG MicroCap Medical Devices Index

*
$100 invested on 10/26/07 in stock or in index-including reinvestment of dividends. Fiscal year ending December 31. Trading of our common stock began on October 26, 2007.

Item 6.    Selected Financial Data.

        The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data at December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements which are not included in this report. The selected financial data should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results are not necessarily indicative of results to be expected for any future period.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Sales	$8, 993	$7,812	$7,881	$11,999	$8,663
Cost of sales	9,178	6,676	10,066	12,346	7,244

Gross profit	(185)	1,136	(2,185)	(347)	1,419
Costs and expenses:
Research and development	5,896	6,209	4,682	5,482	3,246
Sales and marketing	22,803	19,703	13,367	14,630	11,631
General and administrative	10,736	9,959	7,371	6,331	4,541
Restructuring charge	469	—	—	—	—

Operating loss	(40,089)	(34,735)	(27,605)	(26,790)	(17,999)
Other income (expense):
Interest income	369	866	544	270	139
Interest expense	(2,594)	(2,976)	(1,269)	(916)	(564)

Total other income (expense)	(2,225)	(2,110)	(725)	(646)	(425)

Net loss	$(42,314)	$(36,845)	$(28,330)	$(27,436)	$(18,424)
Accretion of preferred stock	—	(7,550)	(7,108)	(4,808)	(1,966)

Net loss applicable to common shares	$(42,314)	$(44,395)	$(35,438)	$(32,244)	$(20,390)

Net loss per common share:
Basic and diluted	$(2.47)	$(7.34)	$(9.44)	$(8.90)	$(6.13)

Weighted average number of common shares outstanding:
Basic and diluted	17,116	6,048	3,756	3,621	3,327

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$8,384	$36,592	$8,684	$7,933	$21,632
Working capital	13,619	39,409	10,535	7,398	21,526
Total assets	28,197	57,973	22,142	23,869	31,531
Long-term debt, net of current portion	24,921	24,743	377	6,769	10.010
Redeemable convertible preferred stock	—	—	116,198	73,331	51,988
Shareholders' (deficit) equity	(16,488)	23,540	(100,029)	(66,538)	(37,409)

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

        The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such "forward-looking statements" within the meaning of the Private Securities

Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the Securities and Exchange Commission, or SEC, which is known as "incorporation by reference."

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to raise additional capital; the possibility of incurring additional losses in the foreseeable future; inability of our products to achieve broad market acceptance; further identify, develop and achieve commercial success for new products and technologies; difficulty in increasing production to provide customers with adequate supply; inability to improve gross margins; loss of key suppliers; inability to manage continued growth; inability to remediate our internal weakness over financial reporting and achieve and maintain effective internal control over financial reporting; failure in training efforts; the risk of product liability claims connected with the use of our products; adverse effects of risks relating to our sales in international markets; our inability to meet the requirements for continued listing on the NASDAQ Capital Market; our inability to comply with the covenants of our 7% Senior Convertible Secured Notes; our inability to satisfy the requirements of the FDA and other regulatory agencies; loss of key personnel; lack of third party coverage and reimbursement for our products; and risk of loss of our key manufacturing facility.

        Please also see the discussion of risks and uncertainties under Item 1A. Risk Factors "Risks Related to Our Business" in this Annual Report on Form 10-K.

        In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or Form 10-K or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report or Form 10-K or the date of the document incorporated by reference in this Annual Report or Form 10-K as applicable. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable law. All subsequent forward-looking statements attributable to the Company or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

Overview

        We design, manufacture and market a family of computer-assisted, power-actuated endomechanical surgical instruments, which we refer to as Intelligent Surgical Instruments™. Surgeons use our Intelligent Surgical Instruments for cutting, stapling and tissue manipulation in a variety of procedures in open surgery, minimally invasive surgery, or MIS, and in the emerging field of natural orifice translumenal endoscopic surgery, or NOTES.

        A key element of our business plan is to incorporate the capabilities of our first-generation SurgASSIST system in a new line of self-contained, untethered Intelligent Surgical Instruments. The principal factor driving our results of operations in 2008 has been the continuing roll-out of our next generation wireless technology. As often occurs during a major release of a new technology platform, we have encountered challenges that have slowed the rate of adoption of our new technology. This has resulted in post-launch revenues that have been lower than expected and has negatively affected our gross margins during 2008. We believe that we have taken significant steps toward resolving these challenges. In 2008 we also continued to build out our i-Series product portfolio by introducing new Intelligent Surgical Instruments as well as enhanced and improved versions of our existing i-Series products.

        Another key element of our business plan is the continued integration of our manufacturing process. In 2008 we acquired the automated equipment necessary to enable us to assemble the reload cartridges used in our multiple-use linear staplers. This system has had and is expected to continue to have a positive effect on our ability to better control the quality, cost and supply of our products and to more rapidly develop, prototype and commercialize new products.

        In September 2008, we entered into a License and Development Agreement and a Reload Supply Agreement, or the Intuitive Agreements, with Intuitive Surgical, Inc., or Intuitive. The Intuitive Agreements call for Intuitive to co-develop with us and to market and sell a new cutting and stapling device to be installed on Intuitive's da Vinci™ Surgical System. Intuitive will be responsible for and control the development of the device. We will provide technical assistance to Intuitive at our expense, for up to a maximum of 3,900 man-hours.

        We have incurred net losses in each year since our inception and have an accumulated deficit at December 31, 2008 of $216.2 million. We expect our losses to continue through at least 2009 as we develop and introduce our next generation of Intelligent Surgical Instruments and build the infrastructure necessary to support our anticipated sales growth. Our operations to date have required significant cash expenditures. We believe that our current cash and cash equivalents, together with our future sales and milestones, will be sufficient to meet our anticipated cash requirements through June 30, 2009. Historically, we have financed our operations primarily through private placements of our equity securities, through the issuance of debt and, more recently, through our initial public offering in October 2007. We need to raise additional funds from one or a combination of approaches, which could include corporate partnerships or public and/or private offerings of our securities, including debt or equity financing. However, there can be no assurance that such financing will be available to us, if at all.

Financial Operations Overview

        The following is a description of the principal components of our sales and expenses and of significant trends and challenges that we believe are important to an understanding of our business and results of operations.

        Sales.    Our first generation SurgASSIST surgical platform includes cutting and stapling devices in a variety of sizes and linear, right angle and circular configurations designed for differing surgical needs. In the original configuration of our system, our Intelligent Surgical Instruments were connected through a flexible shaft, or FlexShaft, to a power console. Our next generation products, beginning with the i60 linear stapler that we introduced in the fourth quarter of 2007, are self-contained hand-held instruments that do not require a FlexShaft or separate power console. In December 2007, we also introduced our self-contained, wireless handheld iDrive system, which can be used to power and control our linear, right angle and circular staplers, without the need for a separate FlexShaft or power console. Further, in the third quarter of 2008, we introduced our i45 reusable, autoclavable linear stapler and reload cartridge.

        Our Intelligent Surgical Instruments are available as disposable, single-patient devices as well as in a reusable multiple-patient format, using disposable cutting and stapling cartridges in various sizes, which we refer to as reload cartridges.

        Our revenue is derived from the sale of our single-patient, disposable Intelligent Surgical Instruments and from the sale of reload cartridges for our reusable Intelligent Surgical Instruments. We expect that, as our installed base of reusable, multiple-patient Intelligent Surgical Instruments grows, sales of reload cartridges will become the largest component of our total sales.

        We currently make our i60, i45 and iDrive instruments available to customers at no charge under an "in service under evaluation" program. The evaluation period is typically six months and we expect to derive recurring revenues from sales of the reload cartridges necessary for their use. At the end of the evaluation period, customers have the option to (i) buy the equipment and continue to receive reload cartridge pricing consistent with that of the evaluation period (ii) keep the equipment and agree to higher sales prices on the reload cartridge than was charged during the evaluation period or (iii) return the equipment with no further obligation.

        Our future success will depend on our ability to achieve and sustain significant growth in our sales. In the immediate term, our ability to grow our revenues will depend on many factors, including:

  •
  increased usage of our installed base of multiple-use Intelligent Surgical Instruments, resulting in recurring purchases of our reload cartridges;

  •
  continued growth in market acceptance of our Intelligent Surgical Instruments;

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

        Cost of sales.    Cost of sales includes the cost of raw materials and components that we purchase from third parties and use in the assembly and manufacturing of our products. Cost of sales also includes personnel costs and overhead related to our assembly and test operations, related occupancy, equipment depreciation, shipping costs and charges for inventory obsolescence.

        Our future success will depend on our ability to make significant improvements in our cost of sales as a percentage of sales, or gross margins. In prior years, we experienced high cost of sales, which were attributable to a number of factors, including product defects that have required rework by us and by our suppliers, a labor-intensive manual assembly process that has resulted in high labor costs, and excess manufacturing capacity in relation to our sales, which has resulted in inefficient absorption of manufacturing overhead. In 2008, we began to integrate our manufacturing operations by acquiring the automated equipment necessary to enable us to assemble the reload cartridges used in our multiple-use linear staplers. This system has had and is expected to continue to have a positive effect on our ability to better control the quality, cost and supply of our products and to more rapidly develop, prototype and commercialize new products.

        Charges associated with write-offs of excess and obsolete inventory, have also contributed to our high cost of sales. During the year ended December 31, 2008, we recorded inventory obsolescence charges of approximately $507,000. In addition, we incurred a charge of approximately $250,000 related to a write-off of components inventory due to a design enhancement of our i60 product in the first quarter of 2008. Our product development plans sometimes include introductions of new products that overlap functionally with existing products, while offering new or improved capabilities. We anticipate that in some cases, this may lead to a reduction in demand for, or discontinuation of, an existing product. In these circumstances, we must carefully manage our finished goods inventory so that we have quantities of the existing product that are sufficient to meet customer demand pending introduction of the new product, but that do not leave us holding excess or obsolete inventory when a new product supplants the existing one.

        In order to facilitate market acceptance of our first generation Intelligent Surgical Instruments we made the power consoles and certain related accessories necessary for the use of our instruments available to institutions at no charge in certain circumstances. We included deprecation expense in cost of sales for power consoles and related accessories loaned to customers for their use at no charge. In addition, we currently make our i60, i45 and iDrive products available to our customers at no cost under our "in service under evaluation" program. The cost for these instruments is amortized to cost of sales over the evaluation period, generally six months.

        In order to achieve and sustain profitability, we will need to continue to improve our procurement and manufacturing processes, upgrade our management information systems, and implement new quality assurance, inventory and cost controls in order to further reduce the cost of the components we purchase from third party vendors and improve the efficiency of our manufacturing operations.

        Research and development expenses.    Research and development expenses consist primarily of salaries and related expenses and overhead for our research, development and engineering personnel, prototype materials and research studies. We expense our research and development costs as incurred.

        Our research and development expenses have fluctuated significantly in dollar amount and as a percentage of sales in the last five years, due primarily to the timing of research and development efforts associated with significant new product introductions. In October 2008, as part of a cost-reducing restructuring initiative, we reduced our headcount in this area and our research and development efforts have been redeployed with a focus on fulfilling our obligations under our agreements with Intuitive Surgical. As such, we anticipate that our research and development expenses will decrease in the near term.

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

        Our sales and marketing expenses have substantially exceeded our sales in each year since 2004, as we have invested in building the sales and marketing organization and administrative infrastructure necessary to support our planned sales growth. During 2008, we took steps, including the implementation of a restructuring plan in October 2008, to reduce our future sales and marketing expenses through a reduction in the number of our direct sales personnel, and as a result we do not expect these expenses to grow in 2009 at the same rate they have in recent years.

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

        Interest expense.    Interest expense consists primarily of interest costs incurred on our convertible senior secured promissory notes that we issued in March 2007.

Internal Control over Financial Reporting

        Our management has determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. The material weakness resulted in the identification of adjustments during the financial statement close process in 2008 that have been recorded in the consolidated financial statements. Until this design deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

        Our efforts to remediate this material weakness in our internal controls over financial reporting through the hiring and training of additional qualified financial and accounting personnel are currently in process, and consist of the following:

  •
  in addition to our hiring of Brian Posner, an experienced chief financial officer in January 2009, we hired a vice president of financial reporting with experience preparing SEC reports for a publicly traded company required to comply with Section 404 of the Sarbanes-Oxley Act, and further we hired a director of financial planning and analysis in the first quarter of 2009; and

  •
  we will also expand the training and education of our accounting and finance staff members, including Sarbanes Oxley compliance training, in an effort to improve their effectiveness.

        In addition, our management has determined that we have a material weakness in our entity-level controls as we did not have a control in place to prevent loans to our executive officers. In connection with the review of our internal controls management noted that in October 2008 we made an advance of salary of approximately $24,000 to our president and chief executive officer, Michael Whitman. Such advance was made by us on Mr. Whitman's behalf to Mr. Whitman's brokerage account to enable Mr. Whitman to satisfy a margin call requirement in cash rather than in shares of our common stock, which would have resulted in sales of our stock during a restricted trading period. This advance was approved by our then chief financial officer and was repaid by Mr. Whitman in full in December 2008.

        Following an investigation by the Audit Committee of the Board of Directors, our Board of Directors, with our chief executive officer and president having removed himself from its deliberations, has determined that the advance was an inadvertent violation of Section 402 of the Sarbanes-Oxley Act of 2002 which our internal controls and procedures did not prevent. Our then chief financial officer did not consider that short term salary advances are deemed to be loans under the provisions of Section 402 of the Sarbanes-Oxley Act and therefore was unaware of the Section's prohibitions on such advances to executive officers. Our Board of Directors has determined that this matter was an isolated incident and has required the payment of imputed interest of 2.19% on the amounts of salary advanced. In addition, the Board of Directors has terminated our consulting arrangement with our former chief financial officer. Our chief executive officer and president is now aware of this requirement of the Sarbanes-Oxley Act of 2002 and will ensure that he avoids any violation thereof in the future. In response to this matter, the Board of Directors has instructed our current chief financial officer to undertake a thorough review of our internal controls and procedures with the intention of expanding and formalizing our policies and procedures to avoid future violations of the Sarbanes-Oxley Act of 2002, and other applicable laws, rules and regulations. The Board of Directors intends to institute mandatory corporate governance and Sarbanes-Oxley Act of 2002 training for management and our accounting staff.

        Notwithstanding the material weakness that existed as of December 31, 2008, our management has concluded that the consolidated financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operation and cash flows in conformity with U.S. generally accepted accounting principles.

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

        Revenue recognition.    Most of our revenue historically has been derived from the sale of single-patient, disposable Intelligent Surgical Instruments and from the sale of reload cartridges for reusable Intelligent Surgical Instruments. Revenue related to the sale of such individual products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonable assured, which is generally at the time of shipment upon delivery to a common carrier.

        We also consider the provisions of Emerging Issue Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables, when recognizing revenue. Under multiple-element arrangements involving the sale of multiple products, services and/or rights to use assets, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered.

        Our technology platform includes cutting and stapling devices in a variety of sizes and linear, right angle and circular configurations designed for differing surgical needs. Our Intelligent Surgical Instruments are available as disposable, single-patient devices as well as in a reusable multiple-patient format which can be autoclaved and used in multiple cases. Our reusable Intelligent Surgical Instruments use disposable cutting and stapling cartridges in various sizes, which we refer to as reload cartridges.

        In the original configuration of the SurgASSIST system, our Intelligent Surgical Instruments must be connected through a flexible shaft, or FlexShaft, to a power console and, in some cases, a separate remote control unit. Our next generation products, beginning with the i60 linear stapler that was introduced in the fourth quarter of 2007, are self-contained hand held instruments that do not require a FlexShaft or separate power console.

        We have historically provided power consoles, FlexShafts, remote control units and mobile carts associated with our first-generation SurgASSIST system to customers at no cost as loaner equipment. In addition we have in certain cases agreed to transfer title to such systems to the customer upon the customer's purchase of a specified number of disposable Intelligent Surgical Instruments although the customer is under no obligation to purchase the Intelligent Surgical Instruments. In these instances, we recognize revenue attributable to the complete system as the Intelligent Surgical Instruments are delivered. In 2007, we instituted a program whereby we provide reusable Intelligent Surgical Instruments and FlexShafts to customers at no cost. In certain cases, we offer such Intelligent Surgical Instruments and FlexShafts at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, we recognize revenue ratably over the period of delivery of the reload cartridges, as long as such revenue is not contingent on the delivery of the undelivered products.

        We currently make our i60, i45 and iDrive instruments available to customers at no charge under an "in service under evaluation" program. The evaluation period is typically six months and we expect to derive recurring revenues from sales of the reload cartridges necessary for the evaluation instruments' use. At the end of the evaluation period, customers have the option to (i) buy the equipment and continue to receive reload cartridge pricing consistent with that of the evaluation period (ii) keep the equipment and agree to higher sales prices on the reload cartridge than was charged during the evaluation period or (iii) return the equipment with no further obligation.

Revenue Recognition—Arrangement with Intuitive Surgical, Inc.

        In September 2008, we entered into two agreements with Intuitive Surgical, Inc. The first is a License and Development Agreement under which Intuitive expects to develop a surgical stapling device which will attach to its da Vinci™ Surgical Systems and will utilize our patented technology. Once developed, this attachment will enable the da Vinci™ Surgical System to cut and staple tissue in a broad array of surgical applications. The second agreement is an exclusive Reload Supply Agreement whereby we will manufacture and be the exclusive supplier to Intuitive of staple reloads for the newly developed device at agreed upon prices.

        Under the terms of the Intuitive agreements, we received an upfront license payment of $12.5 million in September 2008. In addition, we received a payment $2.5 million in February 2009 and may receive additional payments of up to $5.0 million based upon the achievement of agreed upon development milestones. We will also be responsible for providing, at our expense, up to an aggregate of 3,900 man hours of engineering and technical support services to Intuitive to assist Intuitive in designing and developing the new device.

        We have identified four deliverables within this arrangement: (i) the license to utilize our patented technology, (ii) consultative services during Intuitive's development of the new device, (iii) a six-year supply arrangement to supply reload cartridges to Intuitive, including a minimum purchase obligation during the first 18 months subsequent to the first commercial sale of the device by Intuitive to a third party, and (iv) a significant and incremental discount on the future purchases of reload cartridges. We have concluded that these deliverables should be accounted for as a single unit of accounting, with recognition of revenue for the single unit of accounting commencing upon the delivery of the final element in the arrangement (i.e., commencement of delivery of the staple reload cartridges contemplated by the Reload Supply Agreement). Accordingly, the $12.5 million upfront payment received in September 2008 has been deferred and is reported in the consolidated financial statements as deferred revenue as of December 31, 2008. Additional milestone payments, if received, will also be deferred until the first commercial sale of the device to a third party.

        Should the project reach the first commercial sale, the $20.0 million of up-front and milestone payments, as well as the guaranteed minimum amount of reload sales, will begin to be recognized as revenues over the term of the Reload Supply Arrangement (i.e., the six-year period following the date of the first commercial sale of the device to a third party). Revenues from the sale of additional reloads beyond the minimum guaranteed quantity will be recognized as such reloads are shipped.

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

        Long-lived assets.    Intangible assets with definite lives are amortized using the straight-line method and consist mainly of patents. We follow Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to evaluate impairment of intangible assets subject to amortization and other long-lived assets. We periodically evaluate whether current facts or circumstances indicate that the carrying value of such assets to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on the fair value using quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.

        Share-based compensation    Effective January 1, 2006, we adopted the fair value recognition provisions of Statements on Financial Accounting Standard No. 123(R), or SFAS No. 123(R), using the prospective transition method. SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their grant date fair values. SFAS No. 123(R) requires that an entity measure the cost of share-based awards based at the grant-date fair value of the award and recognize the cost over the requisite service period of the award (the vesting period). In addition, we account for our share-based compensation to nonemployees in accordance with EITF 96-18, Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services (EITF 96-18). We use the Black-Scholes option-pricing model to estimate the fair value our share-based awards as of the date of grant. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are generally the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is sensitive to changes in these two data inputs. In addition, because our common stock was not publicly traded prior to October 2007, significant judgment was used in determining the fair market value of our common stock prior to our initial pubic offering.

        We estimated the fair value of our common stock during 2006 by utilizing a retrospective, third party valuation performed by The Baker-Meekins Company, Inc., or Baker-Meekins. We estimated the fair value of our common stock during 2007 prior to our initial public offering in October 2007 by utilizing a contemporaneous third party valuation performed by Baker-Meekins. Subsequent to the completion of the initial public offering, we utilize the quoted market price as the fair market value of our common stock. The valuation methodology utilized by Baker-Meekins relied primarily on the "income approach" to estimate enterprise value. The income approach involves projecting future cash flows and discounting them to present value using a discount rate based on a risk adjusted weighted average cost of capital of comparable companies. The projection of future cash flows and the determination of an appropriate discount rate involve a significant level of judgment. In order to allocate the enterprise value to the various securities that comprise our capital structure, the option-pricing method was used. The 2007 Baker-Meekins valuation yielded a fair value of $7.68 during the second quarter of 2007 and the retrospective valuation of our common stock yielded a range of fair values of $4.48 to $7.68 during 2006.

        Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a "simplified" method, based upon guidance from the Securities Exchange Commission, or SEC, as contained in Staff Accounting Bulletin, or SAB, No. 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB No. 110, which is effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources about employee stock option exercise behavior when developing estimates of expected term as they relate to stock option valuations. SAB No. 110 states that the SEC will continue to accept the use of the "simplified" method, under certain circumstances, beyond December 31, 2007. We evaluated the exercise behavior of our employees and determined that the exercise history was an inadequate measure of the expected term of our stock options. Therefore, we have continued our use of the simplified method as prescribed in SAB No. 107. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because our historical trading data only dates back to October 26, 2007, the first trading date subsequent to our initial public offering, the expected volatility of our common stock was calculated for each date of grant based on an alternative method (defined as "calculated value"). We identified similar public entities for which share price information is available and have considered the historical volatility of these entities' share prices in estimating expected volatility.

Results of Operations

Year ended December 31, 2008 compared to year ended December 31, 2007

        Sales.    Our sales increased by 15%, from $7.8 million during the year ended December 31, 2007 to $9.0 million during the year ended December 31, 2008. The increase was primarily the result of the continued roll-out of our next generation of Intelligent Surgical Instruments and increased reload revenue, a key driver of our business model

        Cost of sales and gross profit.    Our cost of sales increased by 37%, from $6.7 million in 2007 to $9.2 million in 2008, and our gross profit decreased from a positive gross profit of $1.1 million, or 15% of sales, in 2007 to a negative gross profit of approximately $0.2 million or (2%) of sales, in 2008. The gross margin decrease in 2008 reflects increased costs of sales due to the costs of placing i60, i45 and iDrive devices with hospitals during the first half of 2008, and increased costs associated with the write-off of scrap and obsolete inventory as a result of the transition to the new wireless platform. Our gross margins may experience fluctuations from period to period until we are able to realize further economies of scale in our purchasing and manufacturing process.

        Research and development expenses.    Our research and development expenses decreased by 5%, from $6.2 million in 2007 to $5.9 million in 2008. The decrease was due primarily to a decrease in material and components expenditures for prototype builds for our new wireless technology and cost reductions related to our restructuring plan implemented in October 2008. These decreases were offset by an increase in engineering samples.

        Sales and marketing expenses.    Our sales and marketing expenses increased by 16%, from $19.7 million in 2007 to $22.8 million in 2008. The increase was due to the planned rapid growth of our domestic and international sales force, which resulted in higher compensation and sales sample expense.

        General and administrative expenses.    Our general and administrative expenses increased by 8%, from $10.0 million in 2007 to $10.7 million in 2008. The increase is the result of increased professional fees and insurance costs associated with being a public company.

        Restructuring expense.    Restructuring expense relates to costs associated with the restructuring plan we implemented in October 2008. These costs consisted primarily of approximately $0.5 million in severance costs relating to headcount reductions during the year ended December 31, 2008. There was no such restructuring expense in the year ended December 31, 2007.

        Interest income.    Our interest income decreased 57%, from $0.9 million in 2007 to $0.4 million in 2008, as a result of a significant decrease in our interest rates coupled with lower cash balances during 2008.

        Interest expense.    Our interest expense decreased 13%, from $3.0 million in 2007 to $2.6 million in 2008. The decrease was the result of a reduction of the interest charge for terminal value interest relating to our $25.0 million of convertible notes issued in March 2007. Subsequent to our IPO in October 2007, such terminal value is no longer charged to interest expense pursuant to the terms of the respective convertible note agreements.

Year ended December 31, 2007 compared to year ended December 31, 2006

        Sales.    Our sales decreased by approximately 1%, from $7.9 million in 2006 to $7.8 million in 2007. The decrease was the result of the limited availability of our reload cartridges for the PLC 60 product during 2007 and our decision to stop selling our PLC 60 product in the third quarter of 2007 in anticipation of the launch of our new i60 linear stapler which occurred in September 2007.

        Cost of sales and gross profit.    Our cost of sales decreased by approximately 34%, from $10.1 million in 2006 to $6.7 million in 2007, and our gross profit increased from a negative gross profit of $2.2 million, or (28)% of sales, in 2006 to $1.1 million, or 15% of sales, in 2007. The gross margin improvements reflect the benefits of switching from contract manufacturing to self manufacturing for certain of our products, increased efficiencies of our manufacturing operations and, to a lesser extent, lower charges for inventory obsolescence in 2007. Our gross margins may experience fluctuations from period to period until we are able to realize further economies of scale in our purchasing and manufacturing process.

        Research and development expenses.    Our research and development expenses increased by approximately 33%, from $4.7 million in 2006 to $6.2 million in 2007. The increase was due primarily to an increase of $0.8 million in our prototype, component and validation costs associated with the introduction of our i60 and iDrive products during 2007 and to an increase of $0.5 million in compensation and related costs due to increased headcount in our research and development staff.

        Sales and marketing expenses.    Our sales and marketing expenses increased by approximately 47%, from $13.4 million in 2006 to $19.7 million in 2007. The increase was due to the planned rapid growth of our domestic and international sales force, which resulted in higher compensation and recruiting costs. In addition, we incurred approximately $1.4 million of sales sample expense associated with placing the i60 and iDrive instruments with the larger sales force.

        General and administrative expenses.    Our general and administrative expenses increased by approximately 35%, from $7.4 million in 2006 to $10.0 million in 2007. The increase was the result of higher stock-based compensation expense of approximately $0.7 million during 2007, increased costs associated with becoming a public company in the fourth quarter of 2007 and increased compensation and related costs due to increased headcount in our executive management staff.

        Interest income.    Our interest income increased approximately 59%, from $0.5 million in 2006 to $0.9 million in 2007, as a result of our higher cash balances during 2007.

        Interest expense.    Our interest expense increased approximately by 135%, from $1.3 million in 2006 to $3.0 million in 2007. The increase was the result of higher indebtedness during 2007, primarily related to our $25.0 million of convertible notes issued in March 2007.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through private placements of our redeemable preferred stock, unsecured borrowings from our stockholders, a credit facility and, more recently, the issuance in March 2007 of our convertible notes in the aggregate principal amount of $25.0 million, and our initial public offering in October 2007, which generated net proceeds of $42.0 million. In addition, during 2008 we received $12.5 million upon the execution of our agreements with Intuitive Surgical Instruments, Inc. Our principal source of liquidity as of December 31, 2008 consisted of our cash and cash equivalents of $8.4 million and our accounts receivable balance of approximately $1.3 million.

Net cash used in operating activities

        Net cash used in operating activities for the year ended December 31, 2008 were primarily related to cash used to fund our efforts to expand our customer base and our products' acceptance within that customer base, to develop and introduce our next generation of Intelligent Surgical Instruments, and to further integrate our manufacturing processes. In addition, we also paid approximately $0.5 million in severance costs in connection with the restructuring plan we implemented in October 2008.

Net cash used in investing activities

        Net cash used in investing activities for the year ended December 31, 2008 were primarily attributable to capital expenditures related to the integration of our manufacturing process and patent application costs, offset by reductions in restricted cash balances as of December 31, 2008.

Net cash provided by financing activities

        Net cash provided by financing activities for the year ended December 31, 2008 were primarily attributable to net proceeds from common stock issuances related to stock warrant and option exercises offset by debt repayments on the convertible notes we issued in March 2007.

Liquidity Capital Resources Outlook

        As of December 31, 2008, we had cash and cash equivalents of approximately $8.4 million. In addition, as of December 31, 2008, we had total liabilities of $44.7 million, including $25.0 million of secured loans due to be paid in March 2010.

        Our operations to date have required significant cash expenditures. Although we significantly reduced our operating expenses through the restructuring plan we implemented in the fourth quarter of 2008, our operations continue to require significant cash expenditures. We believe that our current cash and cash equivalents, together with our future sales and milestones will be sufficient to meet our anticipated cash requirements through June 30, 2009. We need to raise funds not only to continue our operations at their current levels past June 30, 2009, but also to satisfy our obligations under the convertible notes we issued in March 2007, which are due in March 2010. We are actively pursuing initiatives to raise funds through collaborations or other arrangements with corporate partners or public and private offerings of securities, including debt or equity financings. Given the recent and continued turmoil in the capital markets, there are a number of risks and uncertainties related to our attempts to complete a financing or strategic partnering arrangement that are outside our control. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency.

        Additionally, if we default in the payment of our convertible notes, our noteholders will be entitled to exercise their rights as secured creditors, which include the right to foreclose on the assets we have provided as collateral, which could materially impair our ability to continue to operate our business.

        In October 2008, we received a notification from the NASDAQ indicating that we were not in compliance with the NASDAQ Global Market's continued listing requirements set forth in Marketplace Rule 4450(b)(1)(A) because the market value of our listed securities were below $50 million for 10 consecutive trading days. In January 2009, we were the subject of a hearing before a NASDAQ listing qualifications panel to determine whether our common stock's continued listing is warranted. At the hearing we requested a transfer of our listing from the NASDAQ Global Market to the NASDAQ Capital Market. On March 23, 2009, the NASDAQ notified us that our request had been granted. The transfer took effect on March 25, 2009. Our common stock will continue to trade under the symbol PMII. The NASDAQ Capital Market is a continuous trading market that operates in the same manner as the NASDAQ Global Market. The NASDAQ Capital Market includes the securities of approximately 450 companies. All companies listed on the NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ's corporate governance standards. Our continued listing on the NASDAQ Capital Market is subject to compliance with all requirements, including the $2.5 million stockholders equity requirement, for continued listing on that market by May 20, 2009. If we are unable to meet the continued listing requirements of the NASDAQ Capital Market and our common stock becomes delisted, the ability of stockholders to sell our common stock and the liquidity, trading market and price of our common stock could be adversely affected.

        If we are unable to raise additional funds when needed, we may have to delay or reduce the scope of or eliminate some or all of our development programs or we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair your investment.

Off-Balance Sheet Arrangements

        Our only significant off-balance sheet arrangement relates to operating lease obligations for the facilities we currently occupy. All of these obligations are included in the Contractual Obligations schedule below.

Contractual Obligations

        Set forth below is information concerning our known contractual obligations as of December 31, 2008.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
	(in thousands)
Contractual Obligations
Long-term debt(1)	$28,949	$1,821	$27,044	$84
Operating leases	2,953	1,134	1,593	226

Total	$31,902	$2,955	$28,637	$310

(1)
Includes payments due to the holders of our convertible notes issued in March 2007. The $25.0 million principal amount of our convertible notes is due in March 2010. Interest is payable semi-annually in arrears. In March 2007, we deposited in escrow cash in an amount sufficient to pay the first four semi-annual interest payments. Of the payments for long-term debt identified above, the escrow deposit will fund $875,000 of the amount due within less than one year.

Recent Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position No. Accounting Principles Board 14-1, or FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. FSP No. APB 14-1 is effective for us as of January 1, 2009. We do not expect the adoption of APB 14-1 to have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, or EITF 07-5. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, "Accounting For Derivative Instruments and Hedging Activities" and/or EITF 00-19, "Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We have not yet determined what, if any, affect EITF 07-5 will have on our results of operations or financial condition

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8.    Financial Statements and Supplementary Data.

Power Medical Interventions, Inc.
Index To Consolidated Financial Statements
Contents

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for the years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Power Medical Interventions, Inc.

        We have audited the accompanying consolidated balance sheets of Power Medical Interventions, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Power Medical Interventions, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that Power Medical Interventions, Inc. will continue as a going concern. As more fully described in Note 1, the Company has an accumulated deficit and has continued to incur operating losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania March 27, 2009

Power Medical Interventions, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$8,384,408	$36,592,220
Restricted cash	875,000	1,750,000
Accounts receivable, net of allowance for doubt accounts	1,289,683	1,514,776
Inventory	8,353,993	7,371,205
Prepaid expenses and other current assets	1,487,310	1,178,493

Total current assets	20,390,394	48,406,694
Property and equipment, net	4,379,390	4,713,010
Intangibles, net	1,191,944	965,303
Deferred financing fees	708,894	1,276,010
Other assets	223,040	261,862
Restricted cash	1,302,912	2,350,071

Total assets	$28,196,574	$57,972,950

Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$2,661,175	$4,422,198
Accrued expenses	4,038,946	4,506,748
Current portion of long-term debt	71,158	69,230

Total current liabilities	6,771,279	8,998,176
Long-term debt, net of current portion	24,920,793	24,742,891
Deferred revenue	12,500,000	—
Deferred rent, net of current portion	492,324	691,873

Total liabilities	44,684,396	34,432,940
Stockholders' (deficit) equity:
Common stock, $.001 par value:
Authorized shares—200,000,000 at December 31, 2008 and December 31, 2007, issued and outstanding shares—17,152,465 and 17,107,052 at December 31, 2008 and 2007, respectively	17,153	17,107
Additional paid-in capital	199,740,243	197,733,981
Accumulated other comprehensive loss	(20,392)	(300,184)
Accumulated deficit	(216,224,826)	(173,910,894)

Total stockholders' (deficit) equity	(16,487,822)	23,540,010

Total liabilities and stockholders' (deficit) equity	$28,196,574	$57,972,950

See notes to consolidated financial statements.

Power Medical Interventions, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
Sales	$8,993,713	$7,812,055	$7,881,210
Cost of sales	9,178,233	6,675,598	10,066,218

	(184,520)	1,136,457	(2,185,008)
Costs and expenses:
Research and development	5,896,331	6,208,962	4,682,220
Sales and marketing	22,802,575	19,703,140	13,367,378
General and administrative	10,736,480	9,959,390	7,371,190
Restructuring charge	468,739	—	—

	39,904,125	35,871,492	25,420,788

Operating loss	(40,088,645)	(34,735,035)	(27,605,796)
Other income (expense):
Interest income	368,797	866,173	543,853
Interest expense	(2,594,085)	(2,975,996)	(1,268,496)

Total other income (expense)	(2,225,288)	(2,109,823)	(724,643)

Net loss	$(42,313,932)	$(36,844,858)	$(28,330,439)
Accretion of preferred stock	—	(7,549,776)	(7,108,267)

Net loss applicable to common shares	$(42,313,932)	$(44,394,634)	$(35,438,706)

Net loss per common share:
Basic and diluted	$(2.47)	$(7.34)	$(9.44)

Weighted average number of common shares outstanding:
Basic and diluted	17,116,418	6,047,699	3,755,709

See notes to consolidated financial statements.

Power Medical Interventions, Inc.

Consolidated Statements of Redeemable Convertible
Preferred Stock and Stockholders' (Deficit) Equity

					Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock						Accumulated Other Comprehensive Loss
					Common Stock	Additional Paid-in Capital		Accumulated Deficit
	Series A	Series B	Series C	Series D					Total
Balance, December 31, 2005	$17,197,051	$39,365,246	$16,768,302	$—	$3,752	$42,415,941	$(222,541)	$(108,735,597)	$(66,538,445)
Exercise of Common Stock Options	—	—	—	—	1	4,658	—	—	4,659
Issuance of Restricted Stock	—	—	—	—	5	22,395	—	—	22,400
Issuance of Common Stock Warrants	—	—	—	—	—	186,432	—	—	186,432
Issuance of Series D Redeemable Convertible Preferred Stock and Common Stock Warrants, net of offering costs	—	—	—	35,759,342	—	1,477,168	—	—	1,477,168
Accretion of Series A Redeemable Convertible Preferred Stock to Redemption Value	1,047,441	—	—	—	—	(1,047,441)	—	—	(1,047,441)
Accretion of Series B Redeemable Convertible Preferred Stock to Redemption Value	—	3,527,815	—	—	—	(3,527,815)	—	—	(3,527,815)
Accretion of Series C Redeemable Convertible Preferred Stock to Redemption Value	—	—	1,020,783	—	—	(1,020,783)	—	—	(1,020,783)
Accretion of Series D Redeemable Convertible Preferred Stock to Redemption Value	—	—	—	1,512,228	—	(1,512,228)	—	—	(1,512,228)
Share-based compensation	—	—	—	—	—	190,105	—	—	190,105
Net loss	—	—	—	—	—	—	—	(28,330,439)	(28,330,439)
Cumulative translation adjustment	—	—	—	—	—	—	67,008	—	67,008

Total comprehensive loss									(28,263,431)

Balance, December 31, 2006	$18,244,492	$42,893,061	$17,789,085	$37,271,570	$3,758	$37,188,432	$(155,533)	$(137,066,036)	$(100,029,379)

Exercise of Common Stock Options	—	—	—	—	3	18,046	—	—	18,049
Issuance of Restricted Stock	—	—	—	—	—	1,265	—	—	1,265
Issuance of Common Stock Warrants	—	—	—	—	—	747,192	—	—	747,192
Exercise of Common Stock Warrants	—	—	—	—	45	621,070	—	—	621,115
Accretion of Series A Redeemable Convertible Preferred Stock to Redemption Value	873,351	—	—	—	—	(873,351)	—	—	(873,351)
Accretion of Series B Redeemable Convertible Preferred Stock to Redemption Value	—	2,939,863	—	—	—	(2,939,863)	—	—	(2,939,863)
Accretion of Series C Redeemable Convertible Preferred Stock to Redemption Value	—	—	850,685	—	—	(850,685)	—	—	(850,685)
Accretion of Series D Redeemable Convertible Preferred Stock to Redemption Value	—	—	—	2,885,877	—	(2,885,877)	—	—	(2,885,877)
Issuance of Common Stock in connection with initial public offering	—	—	—	—	4,428	41,959,242	—	—	41,963,670
Conversion of Preferred Stock to Common	(19,117,843)	(45,832,924)	(18,639,770)	(40,157,447)	8,873	123,739,111	—	—	123,747,984
Share-based compensation	—	—	—	—	—	1,009,399	—	—	1,009,399
Net loss	—	—	—	—	—	—	—	(36,844,858)	(36,844,858)
Cumulative translation adjustment	—	—	—	—	—	—	(144,651)	—	(144,651)

Total comprehensive loss									(36,959,510)

Balance, December 31, 2007	$—	$—	$—	$—	$17,107	$197,733,981	$(300,184)	$(173,910,894)	$23,540,010

Exercise of Common Stock Options	—	—	—	—	16	72,609	—	—	72,625
Issuance of Restricted Stock	—	—	—	—	1	11,874	—	—	11,875
Issuance of common stock under employee stock purchase plan	—	—	—	—	29	5,236	—	—	5,265
Share-based compensation	—	—	—	—	—	1,916,543	—	—	1,916,543
Net loss	—	—	—	—	—	—	—	(42,313,932)	(42,313,932)
Cumulative translation adjustment	—	—	—	—	—	—	279,792	—	279,792

Total comprehensive loss									(42,034,140)

Balance, December 31, 2008	$—	$—	$—	$—	$17,153	$199,740,243	$(20,392)	$(216,224,826)	$(16,487,822)

See notes to consolidated financial statements.

Power Medical Interventions, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(42,313,932)	$(36,844,858)	$(28,330,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,341,105	2,407,583	1,971,876
Amortization of debt discount and deferred financing fees	816,187	612,141	270,369
Loss on the disposal of property and equipment	22,518	3,492	60,894
Share-based compensation	1,928,418	1,010,664	211,705
Changes in operating assets and liabilities:
Accounts receivable	224,349	161,345	73,918)
Inventory	(683,541)	(2,852,898)	1,823,790)
Prepaid expenses and other assets	(239,068)	(658,654)	(1,769)
Accounts payable	(1,794,118)	(1,753,999)	(1,317,607
Accrued expenses	(572,275)	2,456,858	(576,371)
Deferred revenue	12,500,000	—	—
Deferred rent	(199,549)	(74,045)	(78,963)

Net cash used in operating activities	(27,969,906)	(32,024,373)	(24,739,855)
Investing activities
Proceeds from disposal of assets	—	—	6,000
Purchase of property and equipment	(1,841,815)	(2,022,903)	(1,449,621)
Patent application costs	(428,944)	(399,542)	(252,265)
Change in restricted cash	1,890,690	(3,220,897)	140,960

Net cash used in investing activities	(380,069)	(5,643,342)	(1,554,926)
Financing activities
Repayments on long-term debt	(69,423)	(79,927)	(10,067,914)
Proceeds of long-term debt, net	—	23,298,654	—
Principal payments on capital lease obligations	—	—	(12,353)
Net proceeds from the issuance of preferred stock, warrants, and bridge loans	—	—	37,236,510
Net proceeds from the issuance of common stock and exercise of common stock warrants and options	77,890	42,619,479	5,459

Net cash provided by financing activities	8,647	65,838,206	27,161,702
Effect of exchange rate changes on cash and cash equivalents	133,516	(262,612)	(115,181)

Net (decrease) increase in cash and equivalents	(28,207,812)	27,907,879	751,740
Cash and cash equivalents, beginning of period	36,592,220	8,684,341	7,932,601

Cash and equivalents, end of period	$8,384,408	$36,592,220	$8,684,341

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,771,938	$895,926	$1,104,108

Supplemental disclosure of non-cash investing activities:
Transfer of equipment from inventory to property, plant and equipment	$—	$—	$456,374

See notes to consolidated financial statements.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements

1. Business

        Power Medical Interventions, Inc. (the Company), a Delaware corporation, is a medical device company that designs, manufactures and markets a family of computer-assisted, power-actuated endomechanical surgical instruments, referred to as Intelligent Surgical Instruments™. Surgeons use Intelligent Surgical Instruments for cutting, stapling and tissue manipulation in a variety of procedures in open surgery, minimally invasive surgery, or MIS, and in the emerging field of natural orifice translumenal endoscopic surgery, or NOTES. To date, the majority of the Company's efforts have been devoted to research and development, raising capital, the implementation of manufacturing processes and the commercialization of products.

        The Company has wholly owned subsidiaries in Germany, Power Medical Interventions Deutschland GmbH; in France, Power Medical Interventions France; and in Japan, Power Medical Interventions Japan, which conduct sales and marketing operations. The Company also has a dormant U.S. subsidiary, Power Medical Vascular, Inc.

        The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company incurred net losses of approximately $42.3 million, $36.8 million, and $28.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and has an accumulated deficit of approximately $216.2 million at December 31, 2008. Losses are expected to continue at least through 2009. The Company believes that its cash and cash equivalents, together with the Company's future sales and milestones, will be sufficient to meet its cash requirements through June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently being taken will provide for the Company to continue as a going concern through at least January 1, 2010, however there can be no assurance in this regard. The Company's future cash requirements will depend on many factors, including its ability to increase its sales and improve its gross margins, its ability to earn and receive additional payments under its agreements with Intuitive Surgical, Inc. and the success of its restructuring initiative. The Company implemented this restructuring initiative in the fourth quarter of 2008 to reduce cash used in operations through headcount reductions and other spending programs. Examples of such costs include certain sales and marketing costs, product development costs, clinical research costs, employee bonuses, and capital expenditures. The Company's ability to meet its obligations in the normal course of business will be dependent on its securing additional external financing which it is actively pursuing through various structures, increasing its customer and revenue base, and continuing to control expenses. Currently, the Company has no arrangements to obtain additional financing, and there can be no assurance that such financing will be available in amounts or on terms acceptable to the Company, if at all.

2. Summary of Significant Accounting Policies

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Property and equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

Computer software and equipment	3-5 years
Machinery and equipment	3-7 years
Loaner equipment	3 years
Furniture and fixtures	7 years

        Repair and maintenance costs are expensed as incurred. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation expense on loaner equipment is included in cost of sales in the accompanying consolidated statements of operations.

Intangibles and other assets

        Intangible assets with definite lives are amortized using the straight-line method and consist mainly of capitalized patent costs.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        During 2008, 2007, and 2006, the Company capitalized costs of approximately $429,000, $400,000, and $252,000, respectively, related to patent costs. Amortization is recorded over the shorter of the patent term or the estimated economic life of the patent.

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

Concentration of credit risk and allowance for doubtful accounts

        Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions to mitigate this credit risk. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company records an allowance for doubtful accounts when it becomes probable and estimable that a receivable will not be collected. Past-due status is based on contractual terms. Past-due amounts are written off against the allowance for doubtful accounts when collection is deemed unlikely and all collection efforts have ceased. At December 31, 2008, no customer accounted for more than 10% of accounts receivable and during the year ended December 31, 2008, no one customer accounted for greater than 10% of sales. At December 31, 2007, one customer accounted for approximately 15% of accounts receivable and during the year ended December 31, 2007 no one customer accounted for greater than 10% of sales. The following table summarizes the changes in the Company's allowance for doubtful accounts for the period indicated.

	Year ended December 31,
	2008	2007	2006
Balance at the beginning of the period	$120,000	$173,070	$99,640
Amounts to expense	42,620	52,694	325,231
Accounts written off	(63,304)	(105,764)	(251,801)

Balance at the end of the period	$99,316	$120,000	$173,070

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Revenue recognition

        Most of the Company's revenue historically has been derived from the sale of single-patient, disposable Intelligent Surgical Instruments and from the sale of reload cartridges for reusable Intelligent Surgical Instruments. Revenue related to the sale of such individual products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonable assured, which is generally at the time of shipment upon delivery to a common carrier.

        The Company also considers EITF 00-21, Revenue Arrangements with Multiple Deliverables, when recognizing its revenue. Under multiple-element arrangements involving the sale of multiple products, services and/or rights to use assets, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered.

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

        The Company has historically provided power consoles, FlexShafts, remote control units and mobile carts associated with its first-generation SurgASSIST system to customers at no cost as loaner equipment. In addition, the Company has in certain cases agreed to transfer title to such systems to the customer upon the customer's purchase of a specified number of disposable Intelligent Surgical Instruments although the customer is under no obligation to purchase the Intelligent Surgical Instruments. In these instances, the Company recognizes revenue attributable to the complete system as the Intelligent Surgical Instruments are delivered. In 2007, the Company instituted a program whereby it may provide reusable Intelligent Surgical Instruments and FlexShafts to customers at no cost. In certain cases, the Company offers such Intelligent Surgical Instruments and FlexShafts at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, the Company recognizes the revenue ratably over the period of delivery of the reload cartridges, as long as such revenue is not contingent on the delivery of the undelivered products.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company currently makes its i60, i45 and iDrive instruments available to customers at no charge under an "in service under evaluation" program. The evaluation period is typically six months and the Company expects to derive recurring revenues from sales of the reload cartridges necessary for the evaluation instruments' use. At the end of the evaluation period, customers have the option to (i) buy the equipment and continue to receive reload cartridge pricing consistent with that of the evaluation period (ii) keep the equipment and agree to higher sales prices on the reload cartridge than was charged during the evaluation period or (iii) return the equipment with no further obligation.

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

        The Company's revenues were from derived from customers located in the following geographic regions:

	December 31,
	2008	2007	2006
North America	75%	82%	79%
Europe	17%	18%	21%
Asia	8%	—	—

        Amounts billed to customers for product shipping and handling are included in sales. Costs incurred related to product shipping and handling are included in cost of sales.

Revenue Recognition—Arrangement with Intuitive Surgical, Inc.

        In September 2008, we entered into two agreements with Intuitive Surgical, Inc. The first is a License and Development Agreement under which Intuitive expects to develop a surgical stapling device which will attach to Intuitive's da Vinci™ Surgical Systems and will utilize our patented technology. Once developed, this attachment will enable Intuitive's da Vinci™ Surgical Systems to cut and staple tissue in a broad array of surgical applications. The second agreement is an exclusive Reload Supply Agreement whereby we will manufacture and be the exclusive supplier to Intuitive of staple reloads for the newly developed device at agreed upon prices. We refer to the License and Development Agreement and the Reload Supply Agreement collectively as the Intuitive Agreements.

        Under the terms of the Intuitive Agreements, we received an upfront license payment of $12.5 million in September 2008. In addition, we received a payment $2.5 million in February 2009 and may receive additional payments of up to $5.0 million based upon the achievement of agreed upon development milestones. We will also be responsible for providing at our expense up to an aggregate of 3,900 man hours of engineering and technical support services to Intuitive to assist Intuitive in designing and developing the new device.

        The Company has identified four deliverables within this arrangement: (i) the license to utilize its patented technology, (ii) consultative services during Intuitive's development of the new device, (iii) a six-year supply arrangement to supply reload cartridges to Intuitive, including a minimum purchase

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

obligation during the first 18 months subsequent to the first commercial sale of the device by Intuitive to a third party, and (iv) a significant and incremental discount on the future purchases of reload cartridges. The Company has concluded that these deliverables should be accounted for as a single unit of accounting, with recognition of revenue for the single unit of accounting commencing upon the delivery of the final element in the arrangement (i.e., commencement of delivery of the staple reload cartridges contemplated by the Reload Supply Agreement). Accordingly, the $12.5 million upfront payment received in September 2008 has been deferred and is reported in the consolidated financial statements as deferred revenue as of December 31, 2008. Additional milestone payments, if received, will also be deferred until the first commercial sale of the device to a third party.

        Should the project reach the first commercial sale, the $20.0 million of up-front and milestone payments, as well as the guaranteed minimum amount of reload sales, will begin to be recognized as revenues over the term of the Reload Supply Arrangement (i.e., the six-year period following the date of the first commercial sale of the device to a third party). Revenues from the sale of additional reloads beyond the minimum guaranteed quantity will be recognized as such reloads are shipped.

Inventory

        Inventory is stated at the lower of cost or market value, with cost being determined on a first-in, first-out (FIFO) basis and market value based on the lower of replacement cost, or the estimated net realizable value, reduced by an allowance for a normal profit margin. Inventory consists of the following:

	December 31,
	2008	2007
Raw materials	$4,478,273	$3,861,162
Work in process	462,439	1,066,864
Finished goods	3,413,281	2,443,179

	$8,353,993	$7,371,205

        During the years ended December 31, 2008, 2007, and 2006, the Company recorded inventory obsolescence charges in the amount of approximately $507,000, $506,000, and $585,000, respectively. Such charges are reflected in cost of sales in the accompanying consolidated statements of operations.

Fair value of financial instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. The respective carrying amounts of the cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of the $25.0 million of convertible senior secured promissory notes is significantly lower than the carrying amount due to the Company's current liquidity issues.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of December 31, 2008, the fair value of all of the Company's financial assets are based on level one observable inputs. The Company has determined that its fair value measurements are in accordance with the requirements of SFAS No. 157, therefore, the implementation of SFAS No. 157 did not have any impact on its consolidated financial condition or results of operations.

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

Share-based compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the prospective transition method. SFAS No. 123(R) requires all share-based payments to employees to be recognized in the financial statements based on their grant date fair values. SFAS No. 123(R) requires that an entity measure the cost of share-based awards based at the grant-date fair value of the award and recognize the cost over the requisite service period of the award (the vesting period). In addition, the Company accounts for its share-based compensation to non-employees in accordance with EITF 96-18. The Company uses the Black-Scholes option-pricing model to estimate the fair value its share-based awards as of the date of grant. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are generally the estimated lives of the share-based awards and the estimated volatility of the Company's common stock price. The Black-Scholes model is sensitive to changes in these two data inputs. In addition, because the Company's common stock was not publicly traded prior to October 2007, significant judgment was used in determining the fair market value of our common stock prior to our initial pubic offering.

        The Company estimated the fair value of its common stock during 2006 by utilizing a retrospective, third party valuation performed by Baker-Meekins. The Company estimated the fair value of its common stock during 2007 prior to its initial public offering in October 2007 by utilizing a contemporaneous third party valuation performed by Baker-Meekins. Subsequent to the completion of

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the initial public offering, the Company has utilized the quoted market price as the fair market value of its common stock. The valuation methodology utilized by Baker-Meekins relied primarily on the "income approach" to estimate enterprise value. The income approach involves projecting future cash flows and discounting them to present value using a discount rate based on a risk adjusted weighted average cost of capital of comparable companies. The projection of future cash flows and the determination of an appropriate discount rate involve a significant level of judgment. In order to allocate the enterprise value to the various securities that comprise the Company's capital structure, the option-pricing method was used. The 2007 Baker-Meekins valuation yielded a fair value of $7.68 during the second quarter of 2007 and the retrospective valuation of the Company's common stock yielded a range of fair values of $4.48 to $7.68 during 2006.

        Beginning in fiscal year 2006, the Company calculated the estimated life of stock options granted using a "simplified" method, based upon guidance from the SEC as contained in SAB No. 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB No. 110, which was effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources about employee stock option exercise behavior when developing estimates of expected term as they relate to stock option valuations. SAB No. 110 states that the SEC will continue to accept the use of the "simplified" method, under certain circumstances, beyond December 31, 2007. The Company evaluated the exercise behavior of its employees and determined that the exercise history was an inadequate measure of the expected term of the Company's stock options. Therefore, the Company has continued its use of the simplified method as prescribed in SAB No. 107. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because the Company's historical trading data only dates back to October 26, 2007, the first trading date subsequent to our initial public offering, the expected volatility of its common stock was calculated for each date of grant based on an alternative method (defined as "calculated value"). The Company identified similar public entities for which share price information is available and have considered the historical volatility of these entities' share prices in estimating expected volatility.

        The per-share weighted average fair value on the date of grant of the options granted was estimated at $3.41, $5.42, and $4.16 during the years ended December 31, 2008, 2007, and 2006 using the Black-Scholes option-pricing model with the following weighted average assumptions, which are based upon Company history or industry comparative information:

	Year ended December 31,
	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected volatility	50.00%	58.00%	65.00%
Risk-free interest rates	3.23%	4.40%	4.70%
Expected life	7 years	7 years	7 years

        Compensation expense under SFAS No. 123(R) and EITF 96-18 for the year ended December 31, 2008 was $1,928,418, of which $50,948 is included in cost of sales, $329,413 is included in sales and marketing and $203,813 is included in research and development and $1,344,244 is included in general and administrative expense in the accompanying consolidated statements of operations. Compensation expense under SFAS No. 123(R) and EITF 96-18 for the year ended December 31, 2007 was $1,010,664, of which $5,063 is included in cost of sales, $92,511 is included in sales and marketing,

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

$28,958 is included in research and development and $884,132 is included in general and administrative expense in the accompanying consolidated statements of operations. Compensation expense under SFAS No. 123(R) and EITF 96-18 for the year ended December 31, 2006 related to share-based service awards granted in 2006 was $190,105, of which $1,193 is included in cost of sales, $40,923 is included in sales and marketing and $147,989 is included in general and administrative expense in the accompanying consolidated statements of operations. The Company recognizes the share-based compensation expense ratably over the requisite service period. Total compensation cost of options granted but not yet vested as of December 31, 2008, was $5,676,359, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.98 years. The Company utilized an estimated forfeiture rate of 15% to 20% in 2008 and 15% for their 2006 and 2007 grants, based on the Company's historical forfeiture rate as well as an analysis of current market conditions.

Redeemable convertible preferred stock

        The Company accounted for stock subject to provisions for redemption that are outside of its control as mezzanine equity. These securities were recorded at fair value at the date of issue and were accreted to the minimum redemption amount at each balance sheet date. The resulting increases in the carrying amount of the redeemable stock have been reflected through decreases in additional paid-in capital.

        The Company accounts for redeemable convertible preferred stock and the related common stock warrants in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, or EITF 00-19. Pursuant to this guidance, the Company has concluded that the conversion and redemption features of the redeemable convertible preferred stock are not embedded derivatives that need to be bifurcated from the host instrument and separately valued. In addition, the Company has accounted for its detachable common stock warrants as a component of stockholder's equity in accordance with the guidance of EITF 00-19.

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

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31, 2008	December 31, 2007	December 31, 2006
Redeemable convertible preferred stock	—	—	8,873,412
Convertible senior secured promissory notes	2,643,175	2,643,175	—
Common stock warrants	959,054	1,137,864	1,150,549
Common stock options outstanding	2,456,124	1,728,844	1,216,729
Common stock options available for grant	844,133	643,510	257,093

Total	6,902,486	6,153,393	11,497,783

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

        The Company has operations in the United States, Germany, France and Japan. The Company's worldwide consolidated sales were derived from operations in the following countries:

	December 31,
	2008	2007	2006
United States	75%	82%	79%
Germany	12%	15%	18%
France	5%	3%	3%
Japan	8%	<1%	—

        In addition, the Company's consolidated assets were located in the following countries:

	Deember 31,
	2008	2007
United States	84%	94%
Germany	9%	4%
France	3%	1%
Japan	4%	1%

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Recent accounting pronouncements

        In May 2008, the Financial Accounting Standards Board issued Staff Position No. Accounting Principles Board 14-1, or FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. FSP No. APB 14-1 is effective for us as of January 1, 2009. We do not expect the adoption of APB 14-1 to have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock", or EITF 07-5. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS No. 133, and/or EITF 00-19. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We have not yet determined what, if any, affect EITF 07-5 will have on our results of operations or financial condition.

3. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2008	2007
Machinery and equipment	$6,433,517	$5,376,517
Loaner equipment	281,583	856,134
Leasehold improvements	2,486,748	2,471,949
Computer equipment and software	1,827,815	1,693,886
Furniture and fixtures	836,977	894,188
Office equipment	195,531	185,734

	12,062,171	11,478,408
Less accumulated depreciation	(7,682,781)	(6,765,398)

	$4,379,390	$4,713,010

        During the years ended December 31, 2008, 2007, and 2006 the Company recognized approximately $2,062,000, $2,185,000, and $1,971,000 respectively, of depreciation expense in the accompanying consolidated statements of operations.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2008	2007
Accrued interest	$1,458,333	$1,463,194
Accrued purchases	624,417	1,271,125
Accrued compensation	763,225	801,377
Accrued professional fees	655,190	496,159
Legal reserve	231,763	100,000
Deferred rent	199,549	187,711
Other	106,469	187,182

	$4,038,946	$4,506,748

5. Letter of Credit and Restricted Cash

        During 2004, the Company entered into a new lease agreement for its headquarters and principal operating facility, which commenced January 1, 2005. Per the terms of the agreement, the Company was required to furnish a letter of credit in the amount of $1,020,000. The Company pledged $1,020,000 of cash as collateral for the letter of credit. The letter of credit and the amount of restricted cash will be reduced annually under the provisions of the lease. As of December 31, 2008, the letter of credit and related cash collateral was $597,931. During March 2007, the Company sold $25,000,000 of convertible senior secured promissory notes which generated net proceeds to the Company of $23,298,654 (net of financing fees of $1,701,346). Of this amount, $3,500,000 was placed in escrow to fund the first four interest payments on the convertible notes (Note 12). A total of $2,625,000 of such escrowed amount was utilized for the first three interest payments on the convertible notes during 2007 and 2008. In December 2007, the Company provided a bank guarantee of €500,000 ($704,981 at December 31, 2008) as a condition of obtaining a stay of the provisional enforcement of a patent infringement decision. The above amounts are included as restricted cash on the accompanying consolidated balance sheets.

6. Redeemable Convertible Preferred Stock

        Prior to the Company's initial public offering in October 2007, it financed its operations through a series of private placements of equity and debt securities. At various times from 2003 through 2006, the Company issued approximately 142.0 million shares of Redeemable Convertible Preferred Stock (Series A, B, C, and D) and approximately 0.7 million warrants, in exchange for gross proceeds of approximately $108.4 million dollars. These preferred shares included various redemption and conversion features. Immediately prior to the closing of the Company's initial public offering, 100% of the outstanding preferred shares of the Company were converted to common stock. Certain of the warrants that were issued in connection with these preferred shares remain outstanding at December 31, 2008. See Note 7 in the Notes to the Financial Statements for further detail of the outstanding warrants of the Company.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Redeemable Convertible Preferred Stock (Continued)

        At December 31, 2008, the Company had 5,000,000 shares of undesignated preferred stock authorized. No preferred shares are issued or outstanding, as of December 31, 2008.

7. Common Stock

        In October 2007, the Company's board of directors and stockholders further amended its Amended Certificate of Incorporation to decrease the authorized shares of common stock to 200,000,000 from 316,000,000. The Company's common stock is junior in right of liquidation to the Company's preferred stock. Each share of common stock has one vote for the election of directors and other matters as described in the bylaws. Holders of common stock are entitled to receive, when and if declared by the Company's board of directors, dividends subject to the preferential rights of the preferred stock shareholders.

  Warrants

        The Company issued warrants to preferred shareholders, lenders, and a licensor. Certain warrants were adjusted to reflect anti-dilution provisions included in the original warrant agreements.

        The following table summarizes the warrants outstanding and exercisable as of December 31, 2008:

Number of Shares of Common Stock Issuable Upon Exercise of Outstanding Warrants	Exercise Price	Expiration Date
12,939	$11.01	October 2009
315,568	$13.29	Various
4,688	$12.96	October 2011
52,323	$11.04	January 2014
6,795	$11.04	March 2014
90,603	$11.04	April 2014
20,142	$11.79	May 2015
24,494	$12.25	June 2011
151,869	$12.60	June 2011
279,633	$12.60	August 2011

959,054

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Common Stock (Continued)

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

1,137,864

        In March 2007, the Company extended the expiration date of 452,338 warrants held by a stockholder and director which were scheduled to expire in May 2007. In exchange for the amendment and extension of these warrants, the holder agreed to purchase a minimum of $1 million of the convertible senior secured promissory notes due March 2010 (see Note 12). The expiration dates of the warrants were extended such that 10% of the warrants expired on May 22, 2007 and 22.5% shall expire annually on May 22, 2008 through May 22, 2011. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield: 0%, expected volatility: 60%, risk free interest rate: 4.58%, and expected lives ranging from 1.23 to 4.23 years based on the remaining contractual life of each individual warrant tranche. The fair value of the Company's common stock was estimated at $7.68 per share as determined by the contemporaneous third party valuation provided by Baker-Meekins. The calculation resulted in grant date fair values of $0.79, $1.56, $2.21 and $2.77 for the warrants expiring in 2008, 2009, 2010 and 2011, respectively. The total fair value of approximately $747,000 was allocated to debt discount and will be amortized to interest expense over the term of the convertible senior secured promissory notes.

        In May 2007, 45,233 warrants held by a shareholder and director were exercised for total proceeds of $621,115. Certain of the Company's outstanding warrants are subject to anti-dilution adjustments, whereby if the Company issues or sells additional shares for a value less than the exercise price of the warrant, the exercise price of the warrant would be reduced to a price equal to the exercise price of the warrant multiplied by a fraction, the numerator of which is equal to the number of shares outstanding immediately prior to the equity issuance plus the number of shares of common stock that the aggregate consideration received by the Company for the total number of Additional Shares of common stock so issued would purchase at the warrant exercise price in effect immediately prior to such Additional Share issuance, and the denominator of which is equal to the number of shares of common stock outstanding immediately prior to the Additional Share issuance plus the number of Additional Shares issued. The warrants also provide that upon an adjustment of the exercise price of the warrant, the number of shares issuable under the warrant shall be increased by that number of shares determined by multiplying the exercise price in effect immediately prior to such adjustment by the number of shares issuable under the warrant immediately prior to such adjustment and dividing the product thereof by the new exercise price of the warrant.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock Plans

        The Company adopted 1999 and 2000 Stock Option Plans, or the 1999 Plan and 2000 Plan, respectively. The 1999 Plan and the 2000 Plan provide for stock options to be granted as incentive stock options as well as stock options that do not qualify as incentive options and restricted stock awards. A maximum of 760,367 shares of Common Stock were available for grant under the 1999 Plan and the 2000 Plan. All directors, officers, key employees and consultants of the Company are eligible to receive options under the 1999 Plan and the 2000 Plan.

        In September 2004, the Company adopted the 2004 Stock Incentive Plan, or the 2004 Plan. During January 2007, the Company's board of directors amended the 2004 Plan to increase the total number of shares of common stock reserved for issuance under the Plan to 1,659,966. In April 2007, the Company's board of directors adopted and the stockholders approved the 2007 Employee Stock Purchase Plan and the 2007 Equity Incentive Plan, or the 2007 Plan. Options and restricted stock awards may be granted to employees, officers or directors of, or consultants or advisors to, the Company provided that incentive stock options may be granted only to employees. The option price for incentive options issued under the 2004 Plan must be at least equal to 100% of the fair market value of the common stock or less than 110% of such fair market value if granted to a greater than 10% shareholder as of the date the option is granted if the option is intended to qualify as an incentive stock option. As of December 31, 2008, no incentive options have been granted by the Company. Generally, options granted under the 2004 Plan and the 2007 Plan vest over four years from the date of grant and expire ten years after the date granted. In May 2008, the stockholders of the Company approved an amendment to the Company's 2007 Stock Incentive Plan to increase the total number of shares of common stock reserved for issuance under the Plan to 1,720,184. Total shares reserved for issuance under all stock option plans is 3,380,150.

        The following table summarizes stock option activity under the 1999 Plan, 2000 Plan 2004 Plan and 2007 Plan:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2005	1,142,267	5.92
Options granted	440,094	9.44
Options cancelled/forfeited	(364,661)	5.92
Options exercised	(971)	4.80

Outstanding, December 31, 2006	1,216,729	7.20
Options granted	871,481	11.28
Options cancelled/forfeited	(356,145)	9.90
Options exercised	(3,221)	6.01

Outstanding, December 31, 2007	1,728,844	8.69
Options granted	1,437,961	6.22
Options cancelled/forfeited	(693,420)	8.93
Options exercised	(17,261)	4.90

Outstanding, December 31, 2008	2,456,124	7.20

Exercisable, December 31, 2008	1,110,961	7.70

        In April 2007, the board of directors granted an executive officer a non-statutory option to purchase 380,068 shares of common stock at an exercise price of $10.24 per share, in connection with

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

8. Stock Plans (Continued)

the execution of his employment agreement. The vesting for this option was performance-based and would vest only upon the achievement of corporate performance targets beginning in 2007. Specifically, 25% of the shares would vest upon the completion of a qualified initial public offering, 25% would vest upon the successful launch of a specified new product (as defined in the employment agreement), up to 40% would vest upon achievement of a revenue target for 2007, and up to 10% would vest upon achievement of a gross margin target for 2007. Additionally, all of the shares would vest upon a change in control of the Company, as defined in the employment agreement. The Company estimated the fair value of the options using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield: 0%, expected volatility: 60%, risk free interest rate: 4.58%, and expected life of 7 years. The fair value of the Company's common stock was estimated at $7.68 per share as determined by the contemporaneous third party valuation provided by Baker-Meekins. The expected volatility was calculated for the grant based on an alternative method (calculated value), using the approach disclosed in Note 2. The calculation yielded a grant date fair value of $4.48 for the options, or a total fair value of approximately $1.69 million. In the fourth quarter of 2007, the Company recognized $423,547 of compensation expense in general and administrative expense as the target related to the successful launch of a new product was achieved. The remaining targets were not achieved, and therefore the remaining 285,051 did not vest and were cancelled.

        The following table summarizes information about stock options outstanding at December 31, 2008:

Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life
$ 1.64–1.77	244,906	6.6
3.35–4.47	334,746	6.5
4.48	312,606	4.7
4.49–6.39	225,020	7.3
6.40–6.81	315,730	6.4
7.04–8.00	92,034	2.4
10.24	368,612	6.8
11.31	413,768	9.1
12.80	25,159	3.3
14.25	123,543	8.5

	2,456,124

        As of December 31, 2008, the exercise price of all outstanding stock options exceeded the Company's market value on that date, and therefore there was no aggregate intrinsic value associated with the Company's outstanding stock options.

        In 2007, the Board of Directors of the Company approved and the Company adopted an employee stock purchase plan, or the ESPP. The Company reserved 75,000 shares of common stock for offering under the ESPP. In December 2008, approximately 28,000 shares of common stock were purchased at a price of $0.19 per share.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Shares Reserved for Future Issuance

        The Company has reserved the following shares of common stock for future issuance:

	December 31, 2008	December 31, 2007
Common stock options outstanding	2,456,124	1,728,844
Common stock options available to grant	844,133	643,510
Common stock warrants	959,054	1,137,863
Convertible senior secured promissory notes	2,686,882	3,500,000

	6,946,193	7,010,217

10. Income Taxes

        Net loss before income taxes consists of the following components:

	December 31,
	2008	2007	2006
Domestic	$(34,523,957)	$(31,343,880)	$(24,215,426)
Foreign	(7,789,975)	(5,500,979)	(4,115,013)

Total	$(42,313,932)	$(36,844,859)	$(28,330,439)

        The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$69,409,416	$58,969,209
Research and development credit carryforwards	1,975,217	1,372,597
Capitalized research and development	4,151,992	4,174,277
Deferred revenue	4,538,750	—
Inventory reserve	350,748	181,854
Allowance for doubtful accounts	34,495	43,926
Property, plant and equipment	513,844	409,067
Other, net	303,090	345,506

Total deferred tax assets	81,277,552	65,496,436
Less valuation allowance	(81,277,552)	(65,496,436)

Net deferred tax assets	$—	$—

        The Company has reported a net loss since inception. This loss has not resulted in a reported tax benefit because of an increase in the valuation allowance for deferred tax assets that results from the inability to determine the realizability of those assets.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        Reconciliations between expected income taxes computed at the federal rate of 34% for the years ended December 31, 2008, 2007 and 2006, respectively, and the provision for income taxes is as follows:

	Years ended December 31,
	2008	2007	2006
Income tax benefit at statutory rate	$(14,386,737)	$(12,527,252)	$(9,632,349)
State income tax, net of federal benefit	(789,635)	(806,030)	(610,660)
Nondeductible expenses	115,822	90,869	34,588
Research tax credit	(268,196)	(121,286)	(164,836)
Other	(452,370)	8,664	(13,007)
Increase in valuation allowance	15,781,116	13,355,035	10,386,264

Income tax provision	$—	$—	$—

        At December 31, 2008 and 2007, the Company had federal net operating loss carryforwards of approximately $164.0 million and $143.0 million, respectively, to offset future federal taxable income expiring in various years through 2026. At December 31, 2008 and 2007, the Company has German net operating loss carryforwards of approximately $15.6 million and $12.1 million, respectively that have no expiration period.

        At December 31, 2008 and 2007, the Company has state net operating losses of $105.0 million and $85.0 million respectively that expire in various years starting in 2009.

        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which the Company can utilize its net operating loss carryforward and future income tax deductions in any year may be limited by certain provisions of the Internal Revenue Code. The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change of ownership" as described in Section 382 of the Internal Revenue Code. The Company has not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership may limit the Company's utilization of its net operating loss and tax credit carryforwards, and could be triggered by subsequent sales of securities by the Company or its stockholders.

11. Commitments and Contingencies

        The Company leases certain facilities and office equipment under operating lease agreements that expire on various dates through 2012, generally with options to renew and escalating rent payments. Payments made under operating leases are charged to operations on a straight-line basis over the period of the lease. Rent expense was approximately $925,000, $780,000, and $688,000, respectively, for the years ended December 31, 2008, 2007 and 2006. The Company leased software costing approximately $99,000 under a capital lease which expired in 2006. The software was capitalized at the present value of minimum lease payments and was amortized over its estimated productive life. The Company recognized approximately $12,000 of amortization expense in 2006 related to this software.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (Continued)

        Future minimum lease payments subsequent to December 31, 2008 under noncancelable operating leases are as follows:

Minimum Payments
2009	719,036
2010	726,459
2011	718,414
2012 and thereafter	175,492

Total minimum lease payments	$2,339,401

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

        In August 2008, the Company's former Belgian distributor, Duo-Med, S.A., initiated a breach of contract action against the Company in the Commercial Court of Brussels in Belgium. The complaint alleges that the Company breached its distribution agreement with Duo-Med by failing to provide proper notice when the Company terminated that agreement in May 2007 and that, as the result of problems with the Company's products, Duo-Med was unable to sell its existing inventory. The complaint asserts damages totaling approximately €460,000. The Company believes that the allegations in this matter are without merit and intends to vigorously defend against them. The Company has not accrued any amount in its financial statements as of December 31, 2008 for this matter.

12. Long-Term Debt

        Details of long-term debt are as follows:

	December 31,
	2008	2007
Secured loans	$24,991,951	$24,742,891
Less: current maturities	71,158	69,230

Long-term debt	$24,920,793	$24,673,661

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Long-Term Debt (Continued)

        Remaining principal payments as of December 31, 2008 for the next five years and thereafter are as follows:

Year ended December 31,
2009	71,158
2010	25,073,140
2011	75,176
2012	77,270
2013 and thereafter	6,535

Total remaining principal payments	$25,303,279

        During March 2007, the Company sold $25,000,000 of convertible senior secured promissory notes due March 2010, or the Convertible Notes, which generated net proceeds to the Company of $23,298,654 (net of financing fees of $1,701,346). Of this amount, $3,500,000 was placed in escrow to fund the first four interest payments on the Convertible Notes. These notes are secured by substantially all of the Company's assets and accrue interest initially at the rate of 7% per annum, payable semiannually in arrears, and were subject to an increase to 8.5% per annum in the event that a qualified initial public offering, or a "Convertible Note Qualified IPO, did not occur by December 31, 2007. The contingent adjustable interest feature in the Convertible Notes is a derivative requiring bifurcation under SFAS No. 133. The value of the derivative was not deemed material during 2007 and the Company completed its initial public offering in October 2007 which met the requirements of a Convertible Note Qualified IPO. Interest accruing on or before March 31, 2009 is payable in cash, while interest accruing after March 31, 2009 is payable, at the Company's option, in cash or paid-in-kind in the form of additional notes, or the PIK Notes. The principal amounts of such PIK Notes will have the same maturity as the Convertible Notes. Should the Company elect to pay interest on the Convertible Notes in PIK Notes, the interest rate on such PIK Notes shall be equal to the then applicable interest rate plus 1.5%.

        The Convertible Notes also require the payment of a terminal value that (i) will be due upon redemption or conversion of the Convertible Notes, (ii) will be considered part of the conversion amount for purposes of determining the conversion rate (see below) or (iii) will be due upon maturity as part of the principal amount. In each case, the terminal value payment which, as amended, is defined to equal 7% per annum of the applicable principal from the closing date of the Convertible Notes in March 2007 to October 31, 2007, the date of the Company's initial public offering). This amount totals $1.0 million. There is no possible future scenario in which the accrued terminal value would not be required to be paid to the holders of the Convertible Notes or realized by such holders upon conversion of the Convertible Notes. The accrued terminal value of $1.0 million is included in accrued expenses in the accompanying balance sheets at December 31, 2008 and 2007.

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

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Long-Term Debt (Continued)

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

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Long-Term Debt (Continued)

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

13. License Agreements

Intuitive Surgical, Inc.

        In September 2008, the Company entered into two agreements with Intuitive Surgical, Inc. The first is a License and Development Agreement under which Intuitive Surgical, Inc. expects to develop a surgical stapling device that will attach to Intuitive's da Vinci™ Surgical Systems and will utilize the Company's patented technology. Once developed, this attachment will enable Intuitive's da Vinci™ Surgical Systems to cut and staple tissue in a broad array of surgical applications. The second agreement is an exclusive Reload Supply Agreement whereby the Company will manufacture and be the exclusive supplier to Intuitive of staple reloads for the newly developed device at agreed upon prices. .

        Under the terms of the Intuitive Agreements, the Company received an up-front license payment of $12.5 million in September 2008. In addition, the Company may receive additional payments of up to $7.5 million based upon the achievement of agreed upon development milestones. During February 2009, the Company completed its requirements for the first development milestone and received a payment of $2.5 million. The Company will also be responsible for providing at its expense up to an aggregate of 3,900 man hours of engineering and technical support services to Intuitive to assist Intuitive in designing and developing the new device.

        The Company has identified four deliverables within this arrangement: (i) the license to utilize its patented technology, (ii) consultative services during Intuitive's development of the new device, (iii) a six-year supply arrangement to supply reload cartridges to Intuitive, including a minimum purchase obligation during the first 18 months subsequent to the first commercial sale of the device to a third party, and (iv) a significant and incremental discount on the future purchases of reload cartridges. The

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

13. License Agreements (Continued)

Company has concluded that these deliverables should be accounted for as a single unit of accounting, with recognition of revenue for the single unit of accounting commencing upon the delivery of the final element in the arrangement (i.e., commencement of delivery of the staple reload cartridges contemplated by the Reload Supply Agreement). Accordingly, the $12.5 million up-front payment received in September 2008 has been deferred and is reported as deferred revenue as of September 30, 2008. The $2.5 million received in February 2009 and the remaining $5.0 million in milestone payments, if realized, will also be deferred until the first commercial sale of the device to a third party.

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

Third Party License Agreement

        Effective July 2002, the Company entered into a patent license agreement, or the Patent License Agreement, to license certain intellectual property from a third party to be used in the Company's products. The term of the Patent License Agreement is from July 2002 through April 2011. The Patent License Agreement provided for the Company to pay the licensor a $150,000 nonrefundable license fee payable in six payments of $25,000 each through July 2003. The Company agreed to issue the licensor warrants to purchase 3,125 shares of the Company's common stock, at $32.00 per share during February 2003. The warrants were valued using the Black-Scholes option-pricing model and the resulting expense was de minimis. Such warrants were set to expire in 2008. The Patent License Agreement also provided for the Company to pay unit royalties to the licensor at specific rates as defined in the Agreement. Royalties paid during the year ended December 31, 2006 were $7,488.

        During October 2006, the Patent License Agreement was amended to provide that the Company pay the licensor a nonrefundable license fee payable in thirteen payments of $10,000 each through December 2007. The original warrants issued were cancelled and the licensor was issued warrants to purchase 4,687 shares of the Company's common stock at $12.96 per share. These warrants were valued using the Black-Scholes option-pricing model and the total fair value of $16,055 will be recognized as expense over the remaining 54 month term of the agreement. Total expense related to the warrants of $5,532, $5,352 and $892 was recognized for the years ended December 31, 2008, 2007 and 2006, respectively.

        Such warrants expire in October 2011. The amended agreement also provides that the Company pay unit royalties to the licensor at 5% of the net selling price of certain products sold by the Company. Such royalties may be reduced by the amount of any damages assessed against the Company resulting from claims that the licensed technology infringes upon the intellectual property rights of any third party. Royalties paid under the amended agreement for the year ended December 31, 2008, 2007 and 2006 were de minimis.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Related Party Transactions

        In October 2008, the Company made an advance of salary of approximately $24,000 to our president and chief executive officer. This advance was approved by our then chief financial officer and was repaid by Mr. Whitman in full in December 2008.

15. Retirement Plan

        The Company has a defined contribution 401(k) plan, which covers substantially all employees of the Company. Employees can join the 401(k) plan after six months of employment. Contributions may be determined annually by the Company based on the total compensation of eligible participants and the profitability of the Company. All contributions vest immediately, whether contributed by the Company or the employee. Employees may elect to contribute up to 15% of their annual compensation up to the maximum allowable under the Internal Revenue Code. The Company did not make any contributions to the 401(k) plan during the years ended December 31, 2008, 2007, or 2006.

16. Restructuring Plan

        In October 2008, the Company initiated a restructuring plan comprised of three principal elements; a reduction in the cash burn rate, a refocusing of the Company's sales and marketing efforts on the iSeries family of wireless Intelligent Surgical Instruments™, and a reduction of R&D spending. R&D will have a more near term focus with the primary focus being on the collaboration with Intuitive Surgical, Inc.

        In implementing the restructuring plan, the Company reduced its workforce by thirty-eight positions and recorded a restructuring charge of approximately $469,000 during the three months ended December 31, 2008. The restructuring charge consisted primarily of severance costs, all of which were paid prior to December 31, 2008. The Company accounted the restructuring plan in accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

17. Notice of Delisting from NASDAQ

        In October 2008, the Company received a notification from the NASDAQ indicating that it were not in compliance with the NASDAQ Global Market's continued listing requirements set forth in Marketplace Rule 4450(b)(1)(A) because the market value of the Company's listed securities was below $50 million for 10 consecutive trading days. In January 2009, The Company was the subject of a hearing before a NASDAQ listing qualifications panel to determine whether its common stock's continued listing is warranted. At the hearing the Company requested a transfer of its listing from the NASDAQ Global Market to the NASDAQ Capital Market. On March 23, 2009, the NASDAQ notified the Company that its request had been granted. The transfer took effect on March 25, 2009. The Company's common stock will continue to trade under the symbol PMII. The NASDAQ Capital Market is a continuous trading market that operates in the same manner as the NASDAQ Global Market. The NASDAQ Capital Market includes the securities of approximately 450 companies. All companies listed on the NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ's corporate governance standards. The Company's continued listing on the NASDAQ Capital Market is subject to compliance with all requirements, including the $2.5 million stockholders' equity requirement, for continued listing on that market by May 20, 2009.

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Interim Consolidated Financial Information (Unaudited)

	Fiscal 2008 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues	$2,224	$2,159	$2,243	$2,367
Gross profit (loss)	(333)	(859)	541	466
Net loss	(12,179)	(11,511)	(9,268)	(9,355)
Net loss applicable to common shares	(12,179)	(11,511)	(9,268)	(9,355)
Basic and diluted net loss per share	$(0.71)	$(0.67)	$(0.54)	$(0.55)

Shares used in computation of basic and diluted net loss per share	17,107,052	17,108,716	17,124,313	17,124,622

	Fiscal 2007 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues	$1,815	$2,378	$1,701	$1,918
Gross profit (loss)	464	429	420	(176)
Net loss	(5,950)	(7,874)	(8,269)	(14,752)
Accretion of preferred stock	(2,263)	(2,272)	(2,259)	(756)

Net loss applicable to common shares	(8,213)	(10,146)	(10,528)	(15,508)
Basic and diluted net loss per share	$(2.19)	$(2.68)	$(2.77)	$(1.21)

Shares used in computation of basic and diluted net loss per share	3,758,167	3,782,730	3,805,800	12,868,241

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were ineffective, due to the material weaknesses detailed below in our internal control over financial reporting that have not been fully remediated as of December 31, 2008.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was ineffective as of December 31, 2008 due to material weaknesses in our internal control over financial reporting that have not been fully remediated as of December 31, 2008 as detailed below.

        Our management has determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. The material weakness resulted in the identification of adjustments during the financial statement close process in 2008 that have been recorded in the consolidated financial statements. Until this design deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

        Our efforts to remediate this material weakness in our internal controls over financial reporting through the hiring and training of additional qualified financial and accounting personnel are currently in process, and consist of the following:

  •
  in addition to our hiring of Brian Posner, an experienced chief financial officer in January 2009, we hired a vice president of financial reporting with experience preparing SEC reports for a publicly traded company required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and further, we hired a director of financial planning and analysis in the first quarter of 2009; and

  •
  we will also expand the training and education of our accounting and finance staff members, including Sarbanes-Oxley compliance training, in an effort to improve their effectiveness.

        In addition, our management has determined that we have a material weakness in our entity-level controls as we did not have a control to prevent loans to executive officers. In connection with the review of our internal controls, management noted that in October 2008 we made an advance of salary of approximately $24,000 to our president and chief executive officer, Michael Whitman. Such advance was made by us on Mr. Whitman's behalf to Mr. Whitman's brokerage account to enable Mr. Whitman to satisfy a margin call requirement in cash rather than in shares of our common stock, which would have resulted in sales of our stock during a restricted trading period. This advance was approved by our then chief financial officer and was repaid by Mr. Whitman in full in December 2008.

        Following an investigation by the Audit Committee of the Board of Directors, our Board of Directors, with our chief executive officer and president having removed himself from its deliberations, has determined that the advance was an inadvertent violation of Section 402 of the Sarbanes-Oxley Act of 2002 which our internal controls and procedures did not prevent. Our then chief financial officer, did not consider that short term salary advances are deemed to be loans under the provisions of Section 402 of the Sarbanes-Oxley Act and therefore was unaware of the Section's prohibitions on such advances to executive officers. Our Board of Directors has determined that this matter was an isolated incident and has required the payment of imputed interest of 2.19% on the amounts of salary advanced. In addition, the Board of Directors has terminated our consulting arrangement with our former chief financial officer. Our chief executive officer and president is now aware of this requirement of the Sarbanes-Oxley Act of 2002 and will ensure that he avoids any violation thereof in the future. In response to this matter, the Board of Directors has instructed our current chief financial officer to undertake a thorough review of our internal controls and procedures with the intention of expanding and formalizing our policies and procedures to avoid future violations of the Sarbanes-Oxley Act of 2002, and other applicable laws, rules and regulations. The Board of Directors intends to institute mandatory corporate governance and Sarbanes-Oxley Act of 2002 training for management and our accounting staff.

        This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information about our executive officers is incorporated in this Annual Report on Form 10-K by reference from the section entitled "Our Executive Officers" contained in our proxy statement for our 2009 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

        Information required to be disclosed by this Item about our board of directors is incorporated in this Annual Report on Form 10-K by reference from the section entitled "Board of Directors and Corporate Governance Matters" contained in our proxy statement for our 2009 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

        Information required to be disclosed by this Item about the Section 16(a) compliance of our directors and executive officers is incorporated in this annual report on Form 10-K by reference from the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our proxy statement for our 2009 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

        Information required to be disclosed by this Item about our board of directors, the audit committee of our board of directors, our audit committee financial expert, our Code of Ethics, and other corporate governance matters is incorporated in this Annual Report on Form 10-K by reference from the section entitled "Board of Directors and Corporate Governance Matters" contained in our proxy statement related to our 2009 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

        The text of our Code of Ethics, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) is posted in the "Investor Relations—Corporate Governance" section of our website, www.pmi2.com. A copy of the Code of Ethics can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ Stock Market.

Item 11.    Executive Compensation.

        Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled "Executive Compensation" and "Director Compensation" contained in our proxy statement for our 2009 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" and "Director Compensation" contained in our proxy statement for our 2009 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 13.    Certain Relationships and Related Party Transactions and Director Independence.

        The information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section(s) entitled "Certain Relationships and Related Party

Transactions" and "Board of Directors and Corporate Governance Matters," "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" contained in our proxy statement for our 2009 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

Item 14.    Principal Accounting Fees and Services.

        This information required to be disclosed by this Item is incorporated in this Annual Report on Form 10-K by reference from the section entitled "Fees for Professional Services" contained in our proxy statement for our 2009 annual meeting of stockholders, which we intend to file within 120 days of the end of our fiscal year.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1) Financial Statements

        The following financial statements are included in Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for the years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7

  (a)(2) Financial Statement Schedules

        Financial statement schedules have been omitted since the required information is not present, or not present in amounts sufficient to require filing of the schedule, or because information required is included in the consolidated financial statements or the notes thereto.

  (a)(3) Exhibits

        The following exhibits are included in this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit No.	Description	Filed herewith	Form	Filing Date	Exhibit No.
3.1	Fourth Amended and Restated Certificate of Incorporation of Power Medical Interventions, Inc.		S-1	October 5, 2007	3.2
3.2	Amended and Restated By-Laws of Power Medical Interventions, Inc.		S-1	October 5, 2007	3.4
4.1	Specimen certificate for common stock of Power Medical Interventions, Inc.		S-1	October 5, 2007	4.1
4.2	Form of Common Stock Purchase Warrant issued on October 22, 1999.		S-1	May 14, 2007	4.2
4.3	Form of Common Stock Purchase Warrant issued on April 30, 2003, January 9, 2004, March 3, 2004, and April 6, 2004.		S-1	May 14, 2007	4.3
4.4	Form of Common Stock Purchase Warrant issued to the Gerald and Myra S. Revocable Trust on June 26, 2006.		S-1	May 14, 2007	4.4
4.5	Form of Common Stock Purchase Warrant issued on June 26, 2006 and August 9, 2006.		S-1	May 14, 2007	4.5

			Incorporated by Reference
Exhibit No.	Description	Filed herewith	Form	Filing Date	Exhibit No.
4.6	Third Amended and Restated Investors' Rights Agreement, dated June 26, 2006, by and among Power Medical Interventions, Inc. and certain of its stockholders.		S-1	May 14, 2007	4.6
4.7	Form of 7% Convertible Senior Secured Promissory Note, issued on March 30, 2007.		S-1	May 14, 2007	4.7
4.8	Securities Purchase Agreement, dated March 30, 2007, by and among Power Medical Interventions, Inc and the Purchasers of 7% Convertible Senior Secured Promissory Note Named Therein.		S-1	May 14, 2007	4.8
4.9	Security Agreement, dated March 30, 2007, by and among Power Medical Interventions, Inc. and the Purchasers of 7% Convertible Senior Secured Promissory Note Named Therein.		S-1	May 14, 2007	4.9
4.10	Registration Rights Agreement, dated March 30, 2007, by and among Power Medical Interventions, Inc. and the Purchasers of 7% Convertible Senior Secured Promissory Note Named Therein.		S-1	May 14, 2007	4.10
4.11	Amendment to Notes and Registration Rights Agreement, dated January 28, 2008, by and among Power Medical Interventions, Inc. and the Holders of 7% Senior Secured Convertible Notes due 2010 (without exhibits).		8-K	February 1, 2008	10.1
4.12	Power Medical Interventions, Inc. 2000 Stock Option Plan and form of agreements related thereto.		S-1	May 14, 2007	4.11
4.13	Power Medical Interventions, Inc. 2004 Stock Incentive Plan and forms of agreements related thereto.		S-1	May 14, 2007	4.12
4.14	Power Medical Interventions, Inc. 2007 Equity Incentive Plan.		S-1	May 14, 2007	4.13
4.15	Power Medical Interventions, Inc. 2007 Employee Stock Purchase Plan.		S-1	May 14, 2007	4.14

				Incorporated by Reference
Exhibit No.		Description	Filed herewith	Form	Filing Date	Exhibit No.
10.1		Underwriting Agreement, dated October 25, 2007, by and among Power Medical Interventions, Inc. and Jefferies & Company, Inc., Lazard Capital Markets LLC and William Blair & Company L.L.C., as representatives of the several underwriters named in Schedule A (exhibits omitted).		8-K	October 30, 2007	10.1
10.2		Machinery and Equipment Loan Fund Loan Agreement, dated December 21, 2005, by and between Power Medical Interventions, Inc. and The Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development.		S-1	May 14, 2007	10.1
10.3		Machinery and Equipment Loan Fund Note, dated December 21, 2005, by Power Medical Interventions, Inc., as maker, and The Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development, as payee.		S-1	May 14, 2007	10.2
10.4		Machinery and Equipment Loan Fund Security Agreement, dated December 21, 2005, by and between Power Medical Interventions, Inc. and The Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development.		S-1	May 14, 2007	10.3
10.5	†	Second Amended and Restated Employment Agreement by and between Power Medical Interventions, Inc. and Michael P. Whitman dated March 23, 2007 (Confidential treatment for portions of this agreement has been granted pursuant to Rule 406. A copy of the agreement including the confidential portions has been filed with the Securities and Exchange Commission.)		S-1	May 14, 2007	10.4

Incorporated by Reference
Exhibit No.		Description	Filed herewith	Form	Filing Date	Exhibit No.
10.6	†	First Amendment to Second Amended and Restated Employment Agreement by and between Power Medical Interventions, Inc. and Michael P. Whitman dated February 4, 2008 (Confidential treatment for portions of this agreement has been granted pursuant to Rule 24b-2. A copy of the agreement including the confidential portions has been filed with the Securities and Exchange Commission.)		10-K	March 31, 2008	10.6
10.7		Second Amendment to Second Amended and Restated Employment Agreement, dated as of February 6, 2009, by and between Power Medical Interventions, Inc. and Michael Whitman.		8-K	February 9, 2009	10.1
10.8		Employment Agreement by and between Power Medical Interventions, Inc. and Brian M. Posner dated January 5, 2009.	X
10.9		Employment Agreement by and between Power Medical Interventions, Inc. and Joseph Camaratta dated January 5, 2009.	X
10.10	†	License and Development Agreement and Reload Supply Agreement between Power Medical Interventions, Inc. and Intuitive Surgical, Inc. each dated September 9, 2008 (Exhibits omitted) (Confidential treatment for portions of this Reload Supply Agreement has been granted pursuant to Rule 24b-2. A copy of the agreement including the confidential portions has been filed with the Securities and Exchange Commission).		10-Q	November 14, 2008	10.9
10.11		Consulting Agreement by and between Power Medical Interventions, Inc. and John Gandolfo dated January 5, 2009.	X
21.1		List of Subsidiaries.	X
23.1		Consent of Ernst & Young LLP.	X
23.2		Consent of the Baker-Meekins Company, Inc.	X

Incorporated by Reference
Exhibit No.	Description	Filed herewith	Form	Filing Date	Exhibit No.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2
	Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(†)
Confidential materials omitted and filed separately with the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 27, 2009.

POWER MEDICAL INTERVENTIONS, INC.
By:	/s/ MICHAEL P. WHITMAN Michael P. Whitman President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following person in the capacity and on the date indicated.

/s/ MICHAEL P. WHITMAN Michael P. Whitman	President and Chief Executive Officer (principal executive officer)	March 27, 2009
/s/ BRIAN M. POSNER Brian M. Posner	Chief Financial Officer (principal financial officer and principal accounting officer)	March 27, 2009
/s/ GERALD DORROS Gerald Dorros	Director	March 27, 2009
/s/ JAMES R. LOCHER III James R. Locher III	Director	March 27, 2009
/s/ JOHN C. MORAN John C. Moran	Director	March 27, 2009
/s/ LON E. OTREMBA Lon E. Otremba	Director	March 27, 2009
/s/ MARY KAY SCUCCI Mary Kay Scucci	Director	March 27, 2009
/s/ CHARLES W. FEDERICO Charles W. Federico	Director	March 27, 2009

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Matters Submitted to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
COMPARISON OF 14 MONTH CUMULATIVE TOTAL RETURN* Among Power Medical Interventions, Inc., The NASDAQ Composite Index And The RDG MicroCap Medical Devices Index
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Power Medical Interventions, Inc. Index To Consolidated Financial Statements Contents
Report of Independent Registered Public Accounting Firm
Power Medical Interventions, Inc. Consolidated Balance Sheets
Power Medical Interventions, Inc. Consolidated Statements of Operations
Power Medical Interventions, Inc. Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Party Transactions and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.