Form 10-K/A
period 2008-12-31
Power Medical Interventions, Inc.
filed 2009-04-09
CIK 1398090

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

 EXPLANATORY NOTE

         On March 27, 2009, Power Medical Interventions, Inc. (the "Company") filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2008 (the "2008 Form 10-K"). The Company hereby amends and restates the 2008 Form 10-K to reflect that the Company's 7% Convertible Senior Secured Notes are not secured by assets of the Company.

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

        As of December 31, 2008, we had cash and cash equivalents of approximately $8.4 million. In addition, as of December 31, 2008, we had total liabilities of approximately $44.7 million, including approximately $25.0 million of 7% Convertible Senior Secured Notes, due March 2010, or our Convertible Notes, which are no longer secured by the assets of the Company.

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

        Historically, we have financed our operations and internal growth primarily through private placements of equity securities and debt and, more recently, our initial public offering. We cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities, significant dilution may occur. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to obtain additional debt financing will be limited by certain covenants we have made to holders of our Convertible Notes. In addition, if we default in the payment of our obligations under our Convertible Notes, our noteholders will be entitled to exercise their rights as creditors.

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

Our Convertible Notes contain certain covenants that, if we violate, could result in an event of default. If we are in default, our noteholders will be entitled to exercise their rights under the Convertible Notes and immediately accelerate payment, which could materially impair our ability to continue to operate our business.

        Our Convertible Notes include certain covenants that, among other things, require that we materially comply with all applicable laws; pay all material taxes, assessments and governmental levies; furnish certain financial statements to our noteholders; and maintain insurance in the amounts customarily maintained by companies in the same or similar businesses. Our ability to comply with these and other provisions of the Convertible Notes may be impacted by changes in economic or business conditions, results of operations or events beyond our control. The breach of any of these covenants could result in an event of default. Upon an event of default, our noteholders will be entitled to exercise their rights under the Convertible Notes and immediately accelerate repayment of the Convertible Notes, which could materially impair our ability to continue to operate our business.

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

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	2,456,124	$7.20	890,981
Equity compensation plans not approved by security holders	—	—	—

Total	2,456,124	$7.20	890,981

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

        Words such as "may," "anticipate," "estimate," "expects," "projects," "intends," "plans," "believes" and words and terms of similar substance used in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements. All forward-looking statements are management's present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, among other things: our inability to raise additional capital; the possibility of incurring additional losses in the foreseeable future; inability of our products to achieve broad market acceptance; further identify, develop and achieve commercial success for new products and technologies; difficulty in increasing production to provide customers with adequate supply; inability to improve gross margins; loss of key suppliers; inability to manage continued growth; inability to remediate our internal weakness over financial reporting and achieve and maintain effective internal control over financial reporting; failure in training efforts; the risk of product liability claims connected with the use of our products; adverse effects of risks relating to our sales in international markets; our inability to meet the requirements for continued listing on the NASDAQ Capital Market; our inability to comply with our covenants to holders of our Convertible Notes; our inability to satisfy the requirements of the FDA and other regulatory agencies; loss of key personnel; lack of third party coverage and reimbursement for our products; and risk of loss of our key manufacturing facility.

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

        Interest expense.    Interest expense consists primarily of interest costs incurred on our Convertible Notes that we issued in March 2007.

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

Net cash provided by financing activities

        Net cash provided by financing activities for the year ended December 31, 2008 were primarily attributable to net proceeds from common stock issuances related to stock warrant and option exercises offset by debt repayments related to equipment loans.

Liquidity Capital Resources Outlook

        As of December 31, 2008, we had cash and cash equivalents of approximately $8.4 million. In addition, as of December 31, 2008, we had total liabilities of $44.7 million, including $25.0 million of Convertible Notes due to be paid in March 2010.

        Our operations to date have required significant cash expenditures. Although we significantly reduced our operating expenses through the restructuring plan we implemented in the fourth quarter of 2008, our operations continue to require significant cash expenditures. We believe that our current cash and cash equivalents, together with our future sales and milestones will be sufficient to meet our anticipated cash requirements through June 30, 2009. We need to raise funds not only to continue our operations at their current levels past June 30, 2009, but also to satisfy our obligations under the Convertible Notes. We are actively pursuing initiatives to raise funds through collaborations or other arrangements with corporate partners or public and private offerings of securities, including debt or equity financings. We may enter into arrangements to extend the maturity of, purchase, redeem, replace or otherwise modify the terms of the Convertible Notes, and any such arrangements may require us to expend additional cash. Given the recent and continued turmoil in the capital markets, there are a number of risks and uncertainties related to our attempts to complete a financing or strategic partnering arrangement that are outside our control. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency.

        Additionally, if we default in the payment of our Convertible Notes, our noteholders will be entitled to exercise their rights under the Convertible Notes and immediately accelerate repayment of the Convertible Notes, which could materially impair our ability to continue to operate our business.

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

(1)
Includes payments due to the holders of our Convertible Notes. The $25.0 million principal amount of our Convertible Notes is due in March 2010. Interest is payable semi-annually in arrears. In March 2007, we deposited in escrow cash in an amount sufficient to pay the first four semi-annual interest payments. Of the payments for long-term debt identified above, the escrow deposit will fund $875,000 of the amount due within less than one year.

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

Fair value of financial instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, and debt instruments. The respective carrying amounts of the cash, cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of the $25.0 million of 7% Convertible Senior Secured Notes due March 2010, or Convertible Notes, which are no longer secured by the assets of the Company, is significantly lower than the carrying amount due to the Company's current liquidity issues.

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

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following summarizes the potential outstanding common stock of the Company as of the end of each period:

	December 31, 2008	December 31, 2007	December 31, 2006
Redeemable convertible preferred stock	—	—	8,873,412
Convertible Notes	2,643,175	2,643,175	—
Common stock warrants	959,054	1,137,864	1,150,549
Common stock options outstanding	2,456,124	1,728,844	1,216,729
Common stock options available for grant	844,133	643,510	257,093

Total	6,902,486	6,153,393	11,497,783

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

5. Letter of Credit and Restricted Cash

        During 2004, the Company entered into a new lease agreement for its headquarters and principal operating facility, which commenced January 1, 2005. Per the terms of the agreement, the Company was required to furnish a letter of credit in the amount of $1,020,000. The Company pledged $1,020,000 of cash as collateral for the letter of credit. The letter of credit and the amount of restricted cash will be reduced annually under the provisions of the lease. As of December 31, 2008, the letter of credit and related cash collateral was $597,931. During March 2007, the Company sold $25,000,000 of Convertible Notes which generated net proceeds to the Company of $23,298,654 (net of financing fees of $1,701,346). Of this amount, $3,500,000 was placed in escrow to fund the first four interest payments on the Convertible Notes (Note 12). A total of $2,625,000 of such escrowed amount was utilized for the first three interest payments on the Convertible Notes during 2007 and 2008. In December 2007, the Company provided a bank guarantee of €500,000 ($704,981 at December 31, 2008) as a condition of obtaining a stay of the provisional enforcement of a patent infringement decision. The above amounts are included as restricted cash on the accompanying consolidated balance sheets.

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

1,137,864

        In March 2007, the Company extended the expiration date of 452,338 warrants held by a stockholder and director which were scheduled to expire in May 2007. In exchange for the amendment and extension of these warrants, the holder agreed to purchase a minimum of $1.0 million of the Company's Convertible Notes (see Note 12). The expiration dates of the warrants were extended such that 10% of the warrants expired on May 22, 2007 and 22.5% shall expire annually on May 22, 2008 through May 22, 2011. The fair value of the warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield: 0%, expected volatility: 60%, risk free interest rate: 4.58%, and expected lives ranging from 1.23 to 4.23 years based on the remaining contractual life of each individual warrant tranche. The fair value of the Company's common stock was estimated at $7.68 per share as determined by the contemporaneous third party valuation provided by Baker-Meekins. The calculation resulted in grant date fair values of $0.79, $1.56, $2.21 and $2.77 for the warrants expiring in 2008, 2009, 2010 and 2011, respectively. The total fair value of approximately $747,000 was allocated to debt discount and will be amortized to interest expense over the term of the Convertible Notes.

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

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Shares Reserved for Future Issuance

        The Company has reserved the following shares of common stock for future issuance:

	December 31, 2008	December 31, 2007
Common stock options outstanding	2,456,124	1,728,844
Common stock options available to grant	844,133	643,510
Common stock warrants	959,054	1,137,863
Convertible Notes	2,686,882	3,500,000

	6,946,193	7,010,217

10. Income Taxes

        Net loss before income taxes consists of the following components:

	December 31,
	2008	2007	2006
Domestic	$(34,523,957)	$(31,343,880)	$(24,215,426)
Foreign	(7,789,975)	(5,500,979)	(4,115,013)

Total	$(42,313,932)	$(36,844,859)	$(28,330,439)

        The significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$69,409,416	$58,969,209
Research and development credit carryforwards	1,975,217	1,372,597
Capitalized research and development	4,151,992	4,174,277
Deferred revenue	4,538,750	—
Inventory reserve	350,748	181,854
Allowance for doubtful accounts	34,495	43,926
Property, plant and equipment	513,844	409,067
Other, net	303,090	345,506

Total deferred tax assets	81,277,552	65,496,436
Less valuation allowance	(81,277,552)	(65,496,436)

Net deferred tax assets	$—	$—

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

12. Long-Term Debt

        Details of long-term debt are as follows:

	December 31,
	2008	2007
Convertible Notes and other loans	$24,991,951	$24,742,891
Less: current maturities	71,158	69,230

Long-term debt	$24,920,793	$24,673,661

Power Medical Interventions, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Long-Term Debt (Continued)

        Remaining principal payments as of December 31, 2008 for the next five years and thereafter are as follows:

Year ended December 31,
2009	71,158
2010	25,073,140
2011	75,176
2012	77,270
2013 and thereafter	6,535

Total remaining principal payments	$25,303,279

        During March 2007, the Company sold $25,000,000 of Convertible Notes, which generated net proceeds to the Company of $23,298,654 (net of financing fees of $1,701,346). Of this amount, $3,500,000 was placed in escrow to fund the first four interest payments on the Convertible Notes. The Convertible Notes accrue interest initially at the rate of 7% per annum, payable semiannually in arrears, and were subject to an increase to 8.5% per annum in the event that a qualified initial public offering, or a Convertible Note Qualified IPO, did not occur by December 31, 2007. The contingent adjustable interest feature in the Convertible Notes is a derivative requiring bifurcation under SFAS No. 133. The value of the derivative was not deemed material during 2007 and the Company completed its initial public offering in October 2007, which met the requirements of a Convertible Note Qualified IPO. Interest accruing on or before March 31, 2009 is payable in cash, while interest accruing after March 31, 2009 is payable, at the Company's option, in cash or paid-in-kind in the form of additional notes, or the PIK Notes. The principal amounts of such PIK Notes will have the same maturity as the Convertible Notes. Should the Company elect to pay interest on the Convertible Notes in PIK Notes, the interest rate on such PIK Notes shall be equal to the then applicable interest rate plus 1.5%.

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

        The Convertible Notes were not convertible until the occurrence of a conversion event, which is defined as a Convertible Note Qualified IPO described above or a qualified sale of the Company. The Company's initial public offering constituted a Convertible Note Qualified IPO. Upon the occurrence of the Company's initial public offering, the Convertible Notes plus any accrued interest thereon as well as the accreted terminal value became convertible into the Company's common stock at the option of the holder at any time from the date of the conversion event through the maturity date of the notes. In addition, upon the occurrence of the Convertible Note Qualified IPO, which constituted a conversion event, the Convertible Notes became unsecured by assets of the Company and subordinated to all existing and future indebtedness of the Company.

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

  (a)(3) Exhibits

        The following exhibits are included in this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit No.	Description	Filed herewith	Form	Filing Date	Exhibit No.
3.1	Fourth Amended and Restated Certificate of Incorporation of Power Medical Interventions, Inc.		S-1	October 5, 2007	3.2
3.2	Amended and Restated By-Laws of Power Medical Interventions, Inc.		S-1	October 5, 2007	3.4
4.1	Specimen certificate for common stock of Power Medical Interventions, Inc.		S-1	October 5, 2007	4.1
4.2	Form of Common Stock Purchase Warrant issued on October 22, 1999.		S-1	May 14, 2007	4.2
4.3	Form of Common Stock Purchase Warrant issued on April 30, 2003, January 9, 2004, March 3, 2004, and April 6, 2004.		S-1	May 14, 2007	4.3
4.4	Form of Common Stock Purchase Warrant issued to the Gerald and Myra S. Revocable Trust on June 26, 2006.		S-1	May 14, 2007	4.4
4.5	Form of Common Stock Purchase Warrant issued on June 26, 2006 and August 9, 2006.		S-1	May 14, 2007	4.5
4.6	Third Amended and Restated Investors' Rights Agreement, dated June 26, 2006, by and among Power Medical Interventions, Inc. and certain of its stockholders.		S-1	May 14, 2007	4.6

			Incorporated by Reference
Exhibit No.	Description	Filed herewith	Form	Filing Date	Exhibit No.
4.7	Form of 7% Convertible Senior Secured Promissory Note, issued on March 30, 2007.		S-1	May 14, 2007	4.7
4.8	Securities Purchase Agreement, dated March 30, 2007, by and among Power Medical Interventions, Inc and the Purchasers of 7% Convertible Senior Secured Promissory Note Named Therein.		S-1	May 14, 2007	4.8
4.9	Registration Rights Agreement, dated March 30, 2007, by and among Power Medical Interventions, Inc. and the Purchasers of 7% Convertible Senior Secured Promissory Note Named Therein.		S-1	May 14, 2007	4.10
4.10	Amendment to Notes and Registration Rights Agreement, dated January 28, 2008, by and among Power Medical Interventions, Inc. and the Holders of 7% Senior Secured Convertible Notes due 2010 (without exhibits).		8-K	February 1, 2008	10.1
4.11	Power Medical Interventions, Inc. 2000 Stock Option Plan and form of agreements related thereto.		S-1	May 14, 2007	4.11
4.12	Power Medical Interventions, Inc. 2004 Stock Incentive Plan and forms of agreements related thereto.		S-1	May 14, 2007	4.12
4.13	Power Medical Interventions, Inc. 2007 Equity Incentive Plan.		S-1	May 14, 2007	4.13
4.14	Power Medical Interventions, Inc. 2007 Employee Stock Purchase Plan.		S-1	May 14, 2007	4.14
10.1	Underwriting Agreement, dated October 25, 2007, by and among Power Medical Interventions, Inc. and Jefferies & Company, Inc., Lazard Capital Markets LLC and William Blair & Company L.L.C., as representatives of the several underwriters named in Schedule A (exhibits omitted).		8-K	October 30, 2007	10.1
10.2	Machinery and Equipment Loan Fund Loan Agreement, dated December 21, 2005, by and between Power Medical Interventions, Inc. and The Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development.		S-1	May 14, 2007	10.1

				Incorporated by Reference
Exhibit No.		Description	Filed herewith	Form	Filing Date	Exhibit No.
10.3		Machinery and Equipment Loan Fund Note, dated December 21, 2005, by Power Medical Interventions, Inc., as maker, and The Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development, as payee.		S-1	May 14, 2007	10.2
10.4		Machinery and Equipment Loan Fund Security Agreement, dated December 21, 2005, by and between Power Medical Interventions, Inc. and The Commonwealth of Pennsylvania, acting by and through the Department of Community and Economic Development.		S-1	May 14, 2007	10.3
10.5	†	Second Amended and Restated Employment Agreement by and between Power Medical Interventions, Inc. and Michael P. Whitman dated March 23, 2007 (Confidential treatment for portions of this agreement has been granted pursuant to Rule 406. A copy of the agreement including the confidential portions has been filed with the Securities and Exchange Commission.)		S-1	May 14, 2007	10.4
10.6	†	First Amendment to Second Amended and Restated Employment Agreement by and between Power Medical Interventions, Inc. and Michael P. Whitman dated February 4, 2008 (Confidential treatment for portions of this agreement has been granted pursuant to Rule 24b-2. A copy of the agreement including the confidential portions has been filed with the Securities and Exchange Commission.)		10-K	March 31, 2008	10.6
10.7		Second Amendment to Second Amended and Restated Employment Agreement, dated as of February 6, 2009, by and between Power Medical Interventions, Inc. and Michael Whitman.		8-K	February 9, 2009	10.1
10.8		Employment Agreement by and between Power Medical Interventions, Inc. and Brian M. Posner dated January 5, 2009.		10-K	March 27, 2009	10.8
10.9		Employment Agreement by and between Power Medical Interventions, Inc. and Joseph Camaratta dated January 5, 2009.		10-K	March 27, 2009	10.9

				Incorporated by Reference
Exhibit No.		Description	Filed herewith	Form	Filing Date	Exhibit No.
10.10	†	License and Development Agreement and Reload Supply Agreement between Power Medical Interventions, Inc. and Intuitive Surgical, Inc. each dated September 9, 2008 (Exhibits omitted) (Confidential treatment for portions of this Reload Supply Agreement has been granted pursuant to Rule 24b-2. A copy of the agreement including the confidential portions has been filed with the Securities and Exchange Commission).		10-Q	November 14, 2008	10.9
10.11		Consulting Agreement by and between Power Medical Interventions, Inc. and John Gandolfo dated January 5, 2009.		10-K	March 27, 2009	10.11
10.12		Security Agreement, dated March 30, 2007, by and among Power Medical Interventions, Inc. and the Purchasers of 7% Convertible Senior Secured Promissory Note Named therein.		S-1	May 14, 2007	4.9
21.1		List of Subsidiaries.		10-K	March 27, 2009	21.1
23.1		Consent of Ernst & Young LLP.		10-K	March 27, 2009	23.1
23.2		Consent of the Baker-Meekins Company, Inc.		10-K	March 27, 2009	23.2
31.1		Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(†)
Confidential materials omitted and filed separately with the SEC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 8, 2009.

POWER MEDICAL INTERVENTIONS, INC.
By:	/s/ MICHAEL P. WHITMAN Michael P. Whitman President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following person in the capacity and on the date indicated.

/s/ MICHAEL P. WHITMAN Michael P. Whitman	President and Chief Executive Officer (principal executive officer)	April 8, 2009
/s/ BRIAN M. POSNER Brian M. Posner	Chief Financial Officer (principal financial officer and principal accounting officer)	April 8, 2009
/s/ GERALD DORROS Gerald Dorros	Director	April 8, 2009
/s/ JAMES R. LOCHER III James R. Locher III	Director	April 8, 2009
/s/ JOHN C. MORAN John C. Moran	Director	April 8, 2009
/s/ LON E. OTREMBA Lon E. Otremba	Director	April 8, 2009
/s/ MARY KAY SCUCCI Mary Kay Scucci	Director	April 8, 2009
/s/ CHARLES W. FEDERICO Charles W. Federico	Director	April 8, 2009

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
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