Form 10-K/A
period 2008-12-31
Power Medical Interventions, Inc.
filed 2009-04-30
CIK 1398090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is as follows:

Class	Outstanding at April 24, 2009
Common stock, par value $0.001 per share	17,152,465

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Power Medical Interventions, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2009 and as subsequently amended as filed with the Securities and Exchange Commission on April 9, 2009, for the sole purpose of adding Items 10-14 of Part III.

As required by applicable rules, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment No. 2.

Except as described above, no other revisions or amendments have been made to any portion of the Form 10-K. This Amendment No. 2 does not reflect events occurring after March 27, 2009, the date of the original filing of the Form 10-K, or modify or update any disclosures that may have been affected by subsequent events.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board of Directors

In accordance with our bylaws, our Board of Directors currently consists of seven directors divided into three Classes: Class I, Class II and Class III.  Each director serves for a three-year term, with one class of directors being elected at each Annual Meeting.  Two directors are currently serving in each of Class I and Class II.  Three directors are currently serving in Class III.

The directorships expiring this year are Class II directorships, currently filled by James R. Locher III and Lon E. Otremba.  Upon the recommendation of the Nominating and Governance Committee of the Board of Directors, the Board of Directors has nominated Mr. Locher and Mr. Otremba to stand for re-election at this Annual Meeting to continue serving as Class II directors.  If elected, their terms will expire in 2012. Our five Class I and Class III directors will continue in office after the Annual Meeting.

Each of the nominees for election at this Annual Meeting has informed us that they are willing to serve for the term to which each of them is nominated, if elected. If one of the nominees for director should become unavailable for election or is unable to serve as a director, the shares represented by proxies voted in favor of that nominee will be voted for any substitute nominee that may be named by the Board of Directors.

Classes of the Board of Directors

		Term
Name	Age	Expires	Position

CLASS I DIRECTORS
Charles W. Federico(2)	60	2011	Presiding Director
Mary Kay Scucci(1)	50	2011	Director

CLASS II DIRECTORS
James R. Locher III(3)	62	2009	Director
Lon E. Otremba(1)(2)(3)	51	2009	Director

CLASS III DIRECTORS
Gerald Dorros, M.D.(2)(3)	66	2010	Director
John C. Moran(1)	56	2010	Director
Michael P. Whitman	49	2010	President, Chief Executive Officer and Chairman of the Board of Directors

(1)                      Member of Audit Committee.

(2)                      Member of Compensation Committee.

(3)                      Member of Nominating and Governance Committee.

Director Nominees

At the 2009 Annual Meeting, two Class II directors will be elected to serve until the 2012 annual meeting and until such directors’ successors are duly elected and qualified, or until their earlier death, resignation, removal or disqualification. Our Board of Directors, upon the recommendation of the Nominating and Governance Committee of the Board of Directors, has nominated James R. Locher III and Lon E. Otremba for re-election as Class II directors. Both nominees have agreed to serve if elected, and we have no reason to believe that either will be unable to serve. In the event that a nominee is unable or declines to serve as a director at the time of the Annual Meeting, proxies will be voted for another nominee as is then designated by our Board of Directors.

The Honorable James R. Locher III has been a member of our Board of Directors since 1999. Mr. Locher has written, lectured, consulted, and served on commissions related to the organization of the United States Department of Defense since 1993.  Since 2008, Mr. Locher has served as President and Executive Director of the Project on National Security Reform, a nonprofit organization working on efforts to reorganize the U.S. national security system.  From 2006 to 2008, Mr. Locher served as the Executive Director of the Project on National Security Reform.  From 2003 to 2004, Mr. Locher served as Chairman of the Defense Reform Commission of Bosnia and Herzegovina. From 1989 to 1993, Mr. Locher served as Assistant Secretary of Defense for Special Operations and Low-Intensity Conflict. From 1978 to 1986, Mr. Locher

served on the staff of the Senate Armed Services Committee. Mr. Locher has also held staff positions in the White House and at the Pentagon.  Mr. Locher is a graduate of the United States Military Academy at West Point, received an M.B.A. from Harvard Business School, and was awarded an honorary LL.D. from Hampden-Sydney College.

Lon E. Otremba has been a member of our Board of Directors since October 2006. Since 2007, Mr. Otremba has served as the Chief Executive Officer of Access 360 Media, a privately-held media and technology firm.  From 2005 to 2007, Mr. Otremba served as the Principal Managing Partner of Otremba Management Advisory LLC, a strategic and operational management advisory firm. From 2003 to 2005, Mr. Otremba served as Chief Executive Officer and a director of Muzak, LLC, a provider of commercial music services. From 2002 to 2003, Mr. Otremba served as Executive Vice President, Strategic Planning and Operations of the AOL Interactive Marketing Group of Time Warner.  From 2001 to 2002, Mr. Otremba served as Executive Vice President, Strategic Planning, of the AOL Time Warner Local Partnership Group. Mr. Otremba currently serves on the board of directors of Cardium Therapeutics, a publicly-held medical technology company, as well as on the board of directors of Dotmenu, Inc., Access 360 Media and EEI Communications, all three of which are privately held companies.  Mr. Otremba is also a trustee of Buckley Country Day School. Mr. Otremba holds a B.A. in marketing and economics from Michigan State University.

Directors Whose Term Extends Beyond the 2009 Annual Meeting

Michael P. Whitman founded our company with Gerald Dorros, M.D. in October 1999 and has served as our President and Chief Executive Officer and Chairman of our Board of Directors since our inception. Before founding our company, from 1998 to 1999, Mr. Whitman served as Vice President of Marketing at Olympus America Inc., a manufacturer of endoscopes and medical imaging systems. From 1991 to 1998, Mr. Whitman worked for several subsidiaries of Johnson & Johnson, serving as Vice President of Sales and as Director of Sales and Marketing for Cordis Endovascular from 1995 to 1998, Regional Sales Manager for Ethicon Endo-Surgery from 1992 to 1993, and Group Product Director for Ethicon, Inc. from 1991 to 1992.  Before that, Mr. Whitman held product development positions at both Ethicon Endo-Surgery and Johnson & Johnson Interventional Systems. Mr. Whitman also served as Director of Marketing for Synthes Spine Company, LP, a provider of instruments, implants and tools for orthopedic and spine surgery, from 1993 to 1995. Mr. Whitman received a B.A. in Business and Economics from Lafayette College.

Gerald Dorros, M.D. co-founded our company with Mr. Whitman in October 1999 and has served as a member of our Board of Directors since our inception. Dr. Dorros is a retired interventional cardiologist and cardiovascular interventionist and has served as the Medical Director of the Dorros Feuer Interventional Cardiovascular Disease Foundation Ltd., since 1983. From 1997 to 2000, Dr. Dorros served as the President of the Arizona Heart Institute Foundation.  From 1981 to 1997, Dr. Dorros was a partner at the Milwaukee Heart and Vascular Clinic. Dr. Dorros has held clinical professorships in medicine at the University of Wisconsin, Columbia University, State University of New York, and University of Illinois.  Dr. Dorros received a B.A. from Dartmouth College in 1964, and an M.D. from the Albert Einstein College of Medicine of Yeshiva University in 1968. He has received honorary Ph.D. degrees from Yeshiva University and Colby College.

Charles W. Federico has been a member of our Board of Directors since 2008 and has served as our Presiding Director since August 2008.  Mr. Federico has been retired since 2006.  From 2001 until his retirement in 2006, Mr. Federico was President and Chief Executive Officer of Orthofix International N.V., a provider of innovative solutions for trauma and spine fusion. From 1996 to 2001, Mr. Federico served as President of Orthofix Inc., a subsidiary of Orthofix International, and as Senior Vice President of Orthofix International.  From 1985 to 1996, Mr. Federico was President of Smith & Nephew Endoscopy (formerly Dyonics, Inc.).  From 1981 to 1985, Mr. Federico served as Vice President of Dyonics, Inc.  Prior to 1981, Mr. Federico held management and marketing positions with General Foods Corporation, Air Products and Chemicals Corporation, Puritan Bennett Corporation and LSE Corporation.  Mr. Federico currently serves as a member of the board of directors of BioMimetics Therapeutics, Inc., a publicly-held biologically-enhanced orthopedic therapeutics company, Mako Surgical Corp. and Orthofix International, a publicly-held medical device company, and serves as Chairman and member of the board of directors of SRI Surgical Express, Inc., a publicly-held company offering management solutions for operating rooms and central sterilization departments in hospitals and surgery centers. Mr. Federico received a B.S. in marketing from Fordham University.

John C. Moran has been a member of our Board of Directors since 1999. Since 1997, Mr. Moran has been a private investor. From 1990 to 1997, Mr. Moran served as President of Synthes Spine Company, LP, an affiliate of Synthes, Inc., a manufacturer of instruments, implants and tools for orthopedic and spine surgery. From 1979 to 1990, Mr. Moran served in various capacities at Synthes USA, another affiliate of Synthes, Inc., including Vice President of Finance and Administration and Chief Operating Officer. Mr. Moran is also a member of the board of directors of Advanced Biomaterials Systems, Anika Therapeutics, Inc., a publicly-held company specializing in hyaluronic acid therapeutic products, Christini Technologies, Inc., Paradigm Spine, LLC and Rainier Technologies Corporation. Mr. Moran received an M.B.A. from Harvard Business School and is a graduate of the University of Notre Dame.

Mary Kay Scucci has served as a member of our Board of Directors since 2008. Ms. Scucci previously served as our Chief Financial Officer from 2000 to 2001. Since 2007, Ms. Scucci has served as Consultant and Founder of Y&M Ventures, Inc., a private consulting and investing firm.  From 2006 through 2007, Ms. Scucci served as the Chief Financial Officer for Bear Stearns Asset Management, Inc. an equity and fixed-income investment management firm, now a part of JPMorgan Chase.  From 2004 through 2006, Ms. Scucci served as Managing Director of Accounting Policy at The Bear Stearns Companies, Inc.  From 2001 to 2006, Ms. Scucci pursued her Ph.D. studies full-time at Rutgers University.  From 1999 to 2000, Ms. Scucci served as Director of Finance of Honeywell International, Inc.  Ms. Scucci also served as Corporate Controller and Director of Strategic Development at Schering Berlin, Inc.  Ms. Scucci currently serves on the Board of Trustees for the Financial Executive Research Foundation. Ms. Scucci is a CPA and has received a Ph.D. from Rutgers University, an M.B.A. from The Wharton School of Business, a B.S. in accounting from William Paterson University and a B.A. in political science from Duquesne University.

Board of Directors and Corporate Governance Matters

Director Independence

A majority of our directors are independent within the meaning of the applicable rules of the Securities and Exchange Commission, or the SEC, and The Nasdaq Stock Market, LLC, or NASDAQ. Specifically, our Board of Directors has determined that each of Dr. Dorros and Messrs. Locher, Moran, Otremba, and Federico, and Ms. Scucci, are all independent directors.

Each executive officer serves at the discretion of the Board of Directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors and executive officers.

Meetings of the Board of Directors

Our directors are expected to attend meetings of the Board of Directors and meetings of committees on which they serve. Our directors are expected to spend the time needed at each meeting and to meet as frequently as necessary to properly discharge their responsibilities.  Our Board of Directors held eight (8) meetings during the year ended December 31, 2008.  During the year, no incumbent director attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period he served as a director and (ii) the total number of meetings held by any committee of the board on which he served.  While we encourage members of our Board of Directors to attend annual meetings of stockholders, we do not have a formal policy requiring them to do so.  On August 13, 2008, David R. Murray resigned from the Board of Directors and as Chairman and member of the Compensation Committee and member of the Audit Committee.  There is no disagreement between us and Mr. Murray on any matter relating to our operations, policies or practices.  All of our 2007 directors (with the exception of Mr. Murray), and Mr. Federico, who was up for election, attended our 2008 Annual Meeting of Stockholders held on May 14, 2008.

Executive Sessions; Lead Independent Director

Our directors who are independent as defined by the NASDAQ listing standards meet in executive session without management or our President and Chief Executive Officer present, at every regularly scheduled Board of Directors meeting. Since August 13, 2008, the Board of Directors has designated a lead independent director, or presiding director, who acts as the leader of the independent directors and as chairperson of the executive sessions of our independent directors, serves as a non-exclusive intermediary between the independent directors and management, including our Chairman, President and Chief Executive Officer, provides input to the Chairman in planning agendas for meetings of the Board of Directors and facilitates discussions among the independent directors as appropriate between meetings. Mr. Federico is currently serving as our presiding director.

Committees of the Board of Directors

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Governance Committee, which are the only standing committees of the Board of Directors.

Audit Committee

The current members of our Audit Committee are Mary Kay Scucci, who serves as chairperson, John C. Moran and Lon E. Otremba.  Kenneth S. Abramowitz served as chairman of the Audit Committee through the 2008 Annual Meeting, where he did not stand for re-election, and was succeeded by Charles W. Federico immediately following the 2008 Annual Meeting.  In August 2008, Mr. Federico resigned as chairman of the Audit Committee and was succeeded by Ms. Scucci as chairperson of the Audit Committee.  Ms. Scucci was appointed to the Board of Directors and Audit Committee on August 13, 2008.

The Board of Directors has determined that each member of the Audit Committee qualifies as an independent director for purposes of service on the Audit Committee, and that each of Ms. Scucci and Messrs. Moran and Otremba qualifies as an “Audit Committee financial expert,” as defined by applicable rules of NASDAQ and the SEC.

The Audit Committee oversees our financial reporting process and system of internal control over financial reporting, and selects and oversees the performance of, and approves in advance the services provided by, our independent registered public accounting firm. The Audit Committee provides an open avenue of communication among our independent registered public accounting firm, financial and senior management and the Board of Directors. The Audit Committee meets regularly with our independent registered public accounting firm without management present, and from time to time with management in separate private sessions, to discuss any matters that the Committee or these individuals believe should be discussed privately with the Audit Committee, including any significant issues or disagreements that may arise concerning our accounting practices or financial statements. The Audit Committee also oversees our whistleblower policy for receiving and handling complaints or concerns regarding accounting, internal accounting controls or auditing matters.

Our Audit Committee met eight (8) times during year ended December 31, 2008.

Compensation Committee

The current members of our Compensation Committee are Charles W. Federico, who serves as chairman, Gerald Dorros, M.D. and Lon E. Otremba, each of whom is an independent director. David R. Murray served as chairman of the Compensation Committee through his resignation from the Board of Directors on August 13, 2008.  There was no disagreement between us and Mr. Murray on any matter relating to our operations, policies or practices.  Mr. Federico was appointed by the Board of Directors to succeed Mr. Murray as chairman of the Compensation Committee.    The Compensation Committee:

•                  administers the Company’s stock option plans and employee stock purchase plan, including the grant of stock options to all eligible employees under the Company’s existing stock option plans;

•                  reviews and approves salaries, bonuses and other matters relating to compensation of the executive officers of the Company;

•                  reviews and makes recommendations from time to time on the status of the compensation of members of the Board of Directors in relation to other comparable U.S. companies;

•                  reviews and makes recommendations with respect to stockholder proposals related to compensation matters;

•                  reviews and makes recommendations to the Board of Directors regarding employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs;

•                  oversees an annual evaluation of the chief executive officer and, in consultation with the chief executive officer, the other executive officers of the Company and in doing so, elicits comments from all directors and reports annually to the Board of Directors on the results of the evaluation; and

•                  periodically reviews with the chief executive officer the succession plans relating to positions held by executive officers of the Company and, in consultation with the chief executive officer, make recommendations to the Board of Directors with respect to the selection of individuals to occupy these positions.

The Compensation Committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the Compensation Committee, except that the Compensation Committee shall not delegate its responsibilities with respect to the grant of stock options under the Company’s stock option plans to any person who is an “officer” of the Company for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The Compensation Committee may retain, at the Company’s expense, independent advisers (including legal counsel, accountants and consultants) as it determines necessary to carry out its duties. The Compensation Committee shall have the ultimate authority and responsibility to engage or terminate any such independent advisers and to approve the terms of any such engagement and the fees to be paid to any such adviser. The Compensation Committee may also request that any officer or other employee of the Company, the Company’s outside counsel or any other person meet with any members of, or independent adviser to, the Committee.  The Compensation Committee retained independent advisor Levin and Co. to provide advice with respect to Board of Directors compensation during 2008.  The Compensation Committee did not retain independent advisors to provide advice with respect to executive compensation during 2008.  Our Compensation Committee met six (6) times and acted four (4) times by written consent during 2008.

Nominating and Governance Committee

In February 2009, the Nominating Committee, in accordance with its Amended and Restated Charter, was reconstituted as the Nominating and Governance Committee.  The current members of our Nominating and Governance Committee are James R. Locher, who serves as chairman, Gerald Dorros, M.D. and Lon E. Otremba, each of whom is an independent director.  John C. Moran previously served as a member of the Nominating Committee until he was replaced by Mr. Otremba in December 2008.  The Nominating and Governance Committee:

•                  identifies and recommends to the Board of Directors nominees qualified for election at each meeting of stockholders and the persons to be elected by the Board of Directors to fill any vacancies on the Board of Directors;

•                  recommends members of the Board of Directors to serve on committees of the Board of Directors;

•                  oversees the evaluation of the performance of the Board of Directors and its committees; and

•                  develops and recommends to the Board of Directors corporate governance principles applicable to the Company and assists the Board of Directors in its interpretation of these principles and generally oversees the governance of the Board of Directors.

Our Nominating and Governance Committee met three (3) times during 2008.

Evaluation and Identification of Director Nominees.

The Nominating and Governance Committee shall conduct searches for prospective directors whose skills and attributes reflect those desired, and evaluate and recommend nominees for election to the Board of Directors.  The Nominating and Governance Committee shall consider any requirements of applicable law or listing standards, a candidate’s strength of character, judgment, business experience and specific areas of expertise, factors relating to the composition of the Board of Directors (including its size and structure), principles of diversity and such other factors as the Nominating and Governance Committee shall deem appropriate.

Stockholder Director Nominee Recommendations.  The Nominating and Governance Committee will consider director nominees recommended by stockholders.

Stockholders may recommend individuals to the Nominating and Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to our Nominating and Governance Committee, c/o Corporate Secretary, Power Medical Interventions, Inc., 2021 Cabot Boulevard, Langhorne, Pennsylvania 19047.

Assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. If the Board of Directors determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in our proxy card for the next annual meeting. Any recommendation of a potential director nominee should also include a statement signed by the proposed nominee expressing a willingness to serve on our Board of Directors if elected. As part of this responsibility, the Nominating and Governance Committee will be responsible for conducting, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the Board of Directors and such candidate’s compliance with the independence and other qualification requirements established by the Nominating and Governance Committee or imposed by applicable law or listing standards.

The Nominating and Governance Committee shall receive from the Company regularly any information received by the Company from stockholders with respect to suggestions and proposals for candidates for membership on the Board of Directors and shall carefully review and evaluate information available to it regarding candidates proposed by stockholders and shall apply the same criteria, and shall follow substantially the same process in considering them, as it does in considering other candidates.

Committee Charters; Code of Ethics

Each of our Audit Committee, Compensation Committee and Nominating and Governance Committee is governed by a charter that has been approved by our Board of Directors and is publicly available on our Website, http://www.pmi2.com, under the section “Investor Relations – Corporate Governance.” We intend to file the Charter of each of our Audit Committee, Compensation Committee and Nominating and Governance Committee as appendices to our definitive proxy statement related to the 2009 Annual Meeting.

The text of our Code of Ethics, which applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) is posted in the “Investor Relations—Corporate Governance” section of our website, www.pmi2.com. A copy of the Code of Ethics can be obtained free of charge on our website. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics that are required to be disclosed pursuant to the rules of the Securities and Exchange Commission and The NASDAQ Stock Market.

Our Executive Officers

Below is information about each of our executive officers as of April 3, 2009. This information includes each officer’s age, his or her position with the Company, the length of time he or she has held each position and his or her business experience for at least the past five years. Our Board of Directors elects our officers annually, and officers serve until they resign or the board terminates their position. There are no family relationships among any of our directors, nominees for director and named executive officers.

Name	Age	Position
Michael P. Whitman	49	President, Chief Executive Officer and Chairman of the Board of Directors
Brian M. Posner (1)	47	Chief Financial Officer
Joseph Camaratta (2)	47	Senior Vice President, Global Sales and Marketing
Donald Malinouskas	63	Senior Vice President, Research and Development
Peter Reich	64	General Manager, Power Medical Interventions Deutschland
Akihisa Akao	54	President, Power Medical Interventions Japan

(1)  On January 5, 2009, Mr. Posner was appointed to serve as our Chief Financial Officer.

(2)  On January 5, 2009, Mr. Camaratta was appointed to serve as our Senior Vice President, Global Sales and Marketing.

Further information regarding Michael P. Whitman is available under the above section titled “—Board of Directors—Directors Whose Term Extends Beyond the 2009 Annual Meeting.”

Brian M. Posner has served as our Chief Financial Officer since January 2009.  Mr. Posner’s career spans over 20 years in global finance positions in the healthcare industry.  From June 1999 to December 2008, Mr. Posner served in a series of positions of increasing responsibility with Pharmacopeia, Inc., a clinical development stage biopharmaceutical company, culminating in his service as Executive Vice President and Chief Financial Officer from May 2006 to December 2008. Prior to Pharmacopeia, Mr. Posner was Chief Financial Officer at Phytomedics, an early stage life sciences company. Prior to this position, Mr. Posner was a Regional Chief Financial Officer at Omnicare, Inc., where he was responsible for financial reporting and human resource functions for its Northeast subsidiaries. In addition, he previously held senior financial positions at Executive Health Group and Terence Cardinal Cooke Health Care Center. Mr. Posner was a member of the audit team at Coopers & Lybrand. Mr. Posner received his B.A. in Accounting from Queens College and his M.B.A. from Pace University. In addition, Mr. Posner is a licensed Certified Public Accountant in the State of New York.

Joseph Camaratta has served as our Senior Vice President, Global Sales and Marketing since January 2009. Prior to joining us, Mr. Camaratta held various senior marketing and operations executive positions over the past 25 years at Siemens Medical Solutions in both the U.S. and Germany. Mr. Camaratta most recently held the position of Vice President of Global Solutions, in which he was responsible for a business unit dedicated to performance improvement services to hospital and integrated delivery network clients. Prior to this position, he was also Vice President of Customer Relationship Management, Vice President of Corporate Marketing, Vice President of Worldwide Marketing, and U.S. Business Manager of Magnetic Resonance. Mr. Camaratta serves on the board of directors for the American Cancer Society, Southeastern Pennsylvania Chapter and the American Heart Association, Central and Southern New Jersey Chapter. Mr. Camaratta holds a B.S. in Computer Science from Drexel University and an M.S. in Computer Science from Rutgers University.

Donald Malinouskas has been our Senior Vice President of Research and Development since December 2007. Prior to joining us in March 2000, Mr. Malinouskas was a member of the technical staff at Spacelabs Medical where he was responsible for the advanced development of innovative new obstetrical measurement and wireless technologies. From 1984 to 1997, he was Chief Engineer at Advanced Medical Products. From 1978 to 1984, Mr. Malinouskas held various positions at United States Surgical Corporation, including Senior Project Manager, Project Manager and Principal Engineer. From 1973 to 1978, Mr. Malinouskas was at BD Electrodyne, a division of Becton Dickinson, where he served as Section

Manager, Principal Engineer, Senior Design Engineer and Design Engineer. From 1970 to 1973, Mr. Malinouskas was a Design Engineer at Vanguard Medical Products where he worked on developing cardiac monitoring products. From 1968 to 1970, he was a Senior Field Representative at United Technologies where he was responsible for the installation and hospital staff training for multi-channel telemetry cardiac monitoring systems. Mr. Malinouskas holds an Associate of Science degree from Springfield Community College and served as an Electronics Specialist in the United States Air Force.

Peter Reich has served as Director of Power Medical Interventions Deutschland (PMID) since February 2003. Mr. Reich distributed PMID products through Krauth Medical from 2001 until PMID was established in 2003. Mr. Reich has over 20 years experience in the medical device industry. Prior to PMID, Mr. Reich held various positions with Auto Suture Deutschland/Tyco Healthcare, a company that manufactures and sells surgical stapling devices, electrosurgical and breast biopsy devices. Mr. Reich’s positions with Auto Suture included Sales Representative, Product Manager, Regional Sales Manager, National Sales Manager and General Manager. Mr. Reich holds a degree in Business Management from Technical University, Lüneburg, Germany.

Akihisa Akao has served as President of Power Medical Interventions Japan (PMIJ) since December 2006. Mr. Akao’s career spans over 33 years in sales and marketing in the healthcare industry in Japan. He has served since February 1999 as President of White Moon Medical, Inc., a consulting company that provides advice to early-stage companies seeking to enter the Japanese medical products market. Mr. Akao served as General Manager of PMIJ from January 2001 to September 2005. From 1999 to 2000, he served as President of E-Med Japan, an application service provider for medical professionals and consumers. He served as representative at the liaison office in Japan for Arteria Vascular Engineering Inc. from June 1997 to December 1998. He held the position of Nations Sales Manager and was a member of the board of directors for Nellcor-CMI Inc., a joint venture between Nellcor (US) and Century Medical Inc. (Japan) from November 1993 to May 1997. Prior to that, he held various positions with Century Medical, Inc. from April 1976 to June 1993, including most recently as National Sales Manager, cardiology II department.  Mr. Akao received a B.A. in Electronic Engineering from Doshisha University, Kyoto, Japan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).

Based solely on our review of the copies of such forms received by us and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to our named executive officers and directors, with the exception of Messrs. Locher, Moran and Otremba and Dr. Dorros were in compliance.  Messrs. Locher, Moran and Otremba and Dr. Dorros, each a non-employee director, each filed a Form 5 reporting the receipt of stock options granted by our Board of Directors in December 2007 that should have been reported on an earlier Form 4.

Item 11.  Executive Compensation.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former officer or employee of the Company or any of its subsidiaries.  Furthermore, none of our executive officers serve as members of the Board of Directors or Compensation Committee of any entity which has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Executive Compensation - Compensation Committee Report

Overview

This Compensation Discussion and Analysis discusses our policies and programs for compensating our President and Chief Executive Officer (“CEO”), Chief Financial Officer and certain other executive officers (collectively, the “named executive officers”) in 2008. It provides information regarding the objectives and policies we apply in making compensation decisions and is accompanied by tabular disclosure and additional explanations of historical compensation paid to our named executive officers.

Objectives of Our Compensation Policy

We operate in an extremely competitive and rapidly changing industry. Our Compensation Committee believes that the compensation programs for the executive officers should be designed to attract, motivate and retain talented executives responsible for our success and should be determined within a framework that is intended to reward individual contribution and strong financial performance by our company. Within this overall philosophy, the Compensation Committee’s objectives are to:

•                  attract, motivate and retain outstanding individual named executive officers;

•                  offer a total compensation program that takes into consideration information available to us concerning the compensation practices of other companies with which we compete for executive talent;

•                  provide incentives for superior Company and individual named executive officers performance by paying competitive compensation, and by basing a significant portion of compensation upon achieving that performance; and

•                  align the financial interests of executive officers with those of shareholders by providing significant long-term equity-based incentives.

Our compensation policy is designed to fairly reward our executives for their past efforts on our behalf and to encourage excellent performance in the future by affording them an opportunity to share in our success.

Our Compensation Committee also believes that the proportion of an individual’s total compensation that is dependent on individual and company performance objectives should increase as that individual’s business responsibilities increase.

Overall, our compensation program is designed to reward individual and Company short-term and long-term performance. As discussed further below, a significant portion of named executive officer compensation is comprised of a combination of annual cash bonuses, which reward annual Company and executive performance, and equity compensation, which rewards long-term Company performance. We believe that by weighting total compensation in favor of the bonus and long-term incentive components of our total compensation program, we appropriately reward individual achievement while at the same time providing incentives to achieve the Company’s strategic and financial objectives. We also believe that salary levels should be reflective of individual performance, and therefore we factor this into the adjustment of base salary levels each year.

Role of Our Compensation Committee and Role of Our Executive Officers in the Compensation Process

Our Compensation Committee makes recommendations to our Board of Directors concerning the compensation and benefits of our executive officers, which are considered and acted upon by our Board of Directors. Our Board of Directors has determined that each member of the Compensation Committee is independent within the meaning of the listing standards of NASDAQ, the rules of the Securities and Exchange Commission and the relevant securities laws, and that each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee is responsible for determining and implementing the Company’s philosophy with respect to executive compensation. Accordingly, the role of the Compensation Committee is to oversee our compensation and benefit plans and policies, to administer our stock plans (including reviewing and approving equity grants to our officers) and to review and approve annually all compensation decisions relating to elected officers, including those for the named executive officers. The Compensation Committee works with management to develop relationships between pay levels, financial performance and returns to stockholders, in order to align our compensation structure with our organizational objectives. The Compensation Committee’s membership is determined by the Board. The Compensation Committee met six times and acted four times by written consent during 2008.

The Compensation Committee operates pursuant to a charter approved by the Compensation Committee and the Board of Directors. The charter is posted on the Company’s internet website at www.pmi2.com. The Compensation Committee’s charter reflects the aforementioned responsibilities, and the Compensation Committee and the Board of Directors periodically review and revise the charter.

We obtain industry compensation data on an informal basis from publicly available surveys, from interviews with new and departing employees, and from anecdotal evidence obtained from members of our Board of Directors. We have not engaged the services of a compensation consultant.  Nor have we engaged in any systematic process of formal benchmarking of total compensation or of any element of compensation for our executive officers.

The Compensation Committee has in the past typically considered recommendations made by the CEO regarding the performance, qualifications and proposed compensation for each executive officer, including himself. The CEO’s recommendations encompass base salary, cash incentive awards and stock options. In 2008, the Compensation Committee approved, and the Board of Directors subsequently adopted, the CEO’s recommendations for executive officer salaries, bonuses and equity incentive grants with only minor adjustments. The CEO, who is also the Chairman of our Board of Directors, has generally participated in deliberations and determinations of the Board concerning compensation of our executive officers other than himself but has not participated in Board deliberations or voted on matters relating to his own compensation.

The Company’s practice has been to enter into an employment agreement that includes severance provisions with the CEO and severance agreements with certain other named executive officers. The Company competes against major medical device companies for qualified personnel. The Company believes that the Company’s practice of entering into such agreements allows it to remain competitive in the market for qualified executives.

Elements of Compensation

Executive compensation consists of the following:

Base salary

Base salary is intended to provide economic security for executive officers at a level sufficient to attract and retain talent. Base salaries are initially set by the Compensation Committee and incorporated into employment contracts, in the case of the CEO, and letter agreements, in the cases of certain other named executive officers. These salary levels are set based on the named executive officer’s experience and performance with previous employers, pay levels for similar executives in companies about which we have anecdotal information and negotiations with individual named executive officers.  Our Compensation Committee reviews the base salaries of our executive officers annually taking into account each executive officer’s effectiveness in achieving any corporate and personal goals set for the previous year, his or her expected contribution for the coming year and the competitive data. Base salaries are also evaluated relative to other components of our compensation program to ensure the executives’ total compensation and mix of components is consistent with our compensation objectives and philosophies.  Included in this subjective determination is the Compensation Committee’s evaluation of the development and execution of strategic plans and the exercise of leadership. The weight given such factors by the Compensation Committee may vary from one named executive officer to another.

2008 base salaries

In December 2007, the Compensation Committee approved salary increases for 2008 for each of our then-serving named executive officers based upon our performance against Company objectives adopted for 2007 and each named executive officer’s individual performance for that year in light of his or her individual annual performance goals and increased the CEO’s base salary for 2008 to $385,000, as required by the terms of his 2007 amended and restated employment agreement.  This represented an increase of 5.5% above the CEO’s base salary rate in 2007.

Mr. Gandolfo’s salary increased by approximately 10% in 2008 over his 2007 salary. The salaries of Messrs. Malinouskas and Reich remained unchanged in 2008. Mr. Akao was hired in March 2008 and his salary did not change during the remainder of 2008.

2009 base salaries

In December 2008, the Compensation Committee increased CEO’s base salary for 2009 to $402,560, as required by terms of his 2007 amended and restated employment agreement.  This represented a 4.6% increase above his base salary rate in 2008. In February 2009, the Company and the CEO entered into a Second Amendment to the Second Amended and Restated Employment Agreement pertaining to the CEO’s service to the Company as its Chief Executive Officer.  The CEO’s annual base salary under the amended employment agreement is a minimum of $385,000, which shall be increased each year by the percentage increase in the U.S. Department of Labor Statistics Consumer Price Index for Urban Wage Earners and Clerical Workers and shall be reviewed annually for appropriate increases by the Board of Directors.  The CEO’s base salary for 2009 is $402,560.

In January 2009, we entered into an employment agreement with Brian M. Posner pertaining to Mr. Posner’s service as our Chief Financial Officer.  Mr. Posner’s base salary under the employment agreement is $250,000, which the Compensation Committee will review annually.

In January 2009, we entered into an employment agreement with Joseph Camaratta pertaining to Mr. Camaratta’s service as our Senior Vice President, Global Sales and Marketing.  Mr. Camaratta’s base salary under the employment agreement is $225,000, which the Compensation Committee will review annually.

Annual incentive bonus plan

In line with our strategy of rewarding performance, a significant part of the Company’s executive compensation philosophy is the payment of cash incentives or bonuses to named executive officers based on an annual evaluation of individual and Company performance, considering several factors as discussed below. Our annual incentive bonuses are intended to reward executives for assisting us to achieve our annual corporate goals and for achieving individual performance objectives. These annual incentive bonuses are typically paid in cash within a few weeks after the end of each year. Financial goals for the company are determined by the Board of Directors at the beginning of each year and are subject to modifications by the Board during the year. The individual annual performance objectives for the CEO are determined by the Compensation Committee after negotiations with the CEO. The annual performance objectives for the other named executive officers are determined by the Compensation Committee after considering recommendations from the CEO. Target bonuses, usually expressed as a percentage of base salary, are also determined at the beginning of each year. The target bonus for the CEO for 2008 was     calculable in accordance with a formula set forth in his amended and restated employment agreement after taking into account factors including the Company’s revenues and operating loss recognized in fiscal 2008. The target bonus percentage for Mr. Gandolfo was 35%, as set forth in his employment agreement. There are no formal target bonus percentages for Messrs. Reich, Akao, and Malinouskas, but rather, bonuses are awarded at the Compensation Committee’s discretion and are generally based upon the CEO’s recommendations.  The employment agreements that we entered into with each of Messrs. Posner and Camaratta provide that they will be eligible to participate in the Company’s incentive compensation plan in place for senior management, with a targeted bonus for each executive of up to 35% of his respective base salary, subject to achievement of performance goals.

The determinations as to whether we or the individual have achieved his or her respective goals, and the amounts of the annual incentive bonuses actually payable at the end of the year, are made by the Compensation Committee after considering recommendations from the CEO, including as to himself.

2008 short-term cash incentive plans

In December 2008, the Compensation Committee approved a cash bonus for 2008 performance of $115,000 for Mr. Whitman.  In determining the amount of Mr. Whitman’s cash bonus, the Compensation Committee considered our corporate performance versus corporate objectives with respect to corporate revenue and operating income during 2008 as well as Mr. Whitman’s performance versus his individual objectives.  Corporate objectives upon which the Compensation Committee focused related to Company revenues, cost of goods and gross margin of the Company’s products and cash burn in 2008.  The Compensation Committee also approved cash bonuses for 2008 performance for Messrs. Malinouskas and Reich of $20,000 and €30,677 (approximately $43,377 as of December 31, 2008), respectively. In determining the amount of the cash bonus for each such named executive officer, the Compensation Committee considered the CEO’s evaluation of the officer’s performance during 2008, which focused on the performance of the functional area that each officer led during that period.  The cash bonuses paid to Messrs. Malinouskas and Reich represented approximately 10% and 18% of each of their respective base salaries. The Compensation Committee did not award Messrs. Gandolfo and Akao a bonus for 2008 performance.  Mr. Gandolfo resigned as our Chief Financial Officer effective December 26, 2008.

Under the terms of the amended employment agreement the Company entered into with the CEO in February 2009, the CEO will be eligible to receive certain cash bonuses.  Beginning in 2009, the CEO will be eligible to receive an annual cash bonus calculated based upon three factors (i) Company revenue, (ii) Company operating income, and (iii) achievement of performance goals as determined in the discretion of the Board of Directors.  The targeted annual aggregate cash bonus is up to 50% of the CEO’s base salary.  The formula for determining the amounts of the CEO’s annual aggregate bonus will assign different weights to each of the three factors, such that 60% of the targeted annual aggregate bonus will be based upon the Company’s revenues; 25% of the targeted annual aggregate bonus will be based upon the Company’s operating income; and 15% of the targeted annual aggregate bonus will be determined by the Board of Directors in its sole discretion based upon performance goals set by the Board.  In addition, in the event the Company enters into a legally binding agreement relating to a Change of Control (as defined in the amended employment agreement), the CEO will be entitled receive an annual bonus equal to 50% of the CEO’s then current base salary, plus an additional $25,000 upon closing of such transaction.

Long-term equity incentive program

To date, all of the long-term equity incentives granted to our executive officers have been in the form of non-statutory stock options to purchase common stock. We believe option awards provide a vital link between the long-term results achieved for our stockholders and the rewards provided to named executive officers, thereby ensuring that such officers have a continuing stake in our long-term success. The purpose of equity compensation is to provide motivation to selected employees, directors and consultants of the Company to put forth maximum efforts toward the continued growth, progress and success of the Company by providing incentives to these employees, directors and consultants through the ownership and performance of the common stock of the Company. Equity-based compensation is paid in the form of stock options under our 2007 Equity Incentive Plan. The Compensation Committee believes that at this time in the Company’s development, stock options are the form of equity compensation that provides the strongest alignment between the interests of grantees and the long-term interests of the Company’s other stockholders. Grantees do not realize value from stock options absent an increase in value of the Company’s Common Stock. Stock options typically vest over a four-year period following grant in an effort to motivate the grantees to continue in the service of the Company for an extended period of time. We do not have a program, plan or practice to time option grants in coordination with the release of material, non-public information, nor do we plan to time, nor have timed, our release of material, non-public information for the purpose of affecting the value of executive compensation.

Our Board of Directors awards stock options to our executive officers based upon recommendations from our Compensation Committee. In formulating its recommendations, the Compensation Committee considers recommendations from the CEO. In determining the number of shares to be included in each stock option, the Compensation Committee considers the executive’s responsibilities, expected future contribution to our operating results and equity compensation paid by other companies to similarly situated executive officers. The exercise prices of our stock option grants are set at the fair market value of a share of our stock at the time of the grant.

Our Board of Directors grants stock options for new hires at regularly scheduled Board meetings and with exceptions described below, generally grants additional stock options, if any, to current employees once per year in connection with their annual performance evaluations, generally in December.

2008 equity incentive awards

 In January 2008, the Compensation Committee granted the CEO a non-qualified stock option to purchase 413,768 shares of our common stock. The timing of this grant and the number of shares purchasable under the stock option were prescribed in the CEO’s 2007 amended and restated employment agreement. The stock option was granted under our 2007 Equity Incentive Plan and has an exercise price of $11.31 per share, which was the last reported sale price of our common stock on the NASDAQ Global Market on the date of grant. The stock option vests over 4 years in equal quarterly installments, with the first installment vesting on March 31, 2008.

In April 2008, the Compensation Committee granted Mr. Gandolfo a non-qualified stock option to purchase 20,000 shares of our common stock.  The stock option was granted under our 2007 Equity Incentive Plan and had an exercise price of $6.81 per share, which was the last reported sale price of our common stock on the NASDAQ Global Market on the date of grant.  The stock option expired unexercised on March 26, 2009.

In November 2008, our Compensation Committee granted Mr. Malinouskas a non-qualified stock option to purchase 30,000 shares of our common stock.  The stock option was granted under our 2007 Equity Incentive Plan and has an exercise price of $1.77 per share, which was the last reported sale price of our common stock on the NASDAQ Global Market on the date of grant.    The stock option vests as to 25% of the shares on the first anniversary of the date of grant and as to an additional 6.25% of the total shares at the end of each successive three month period following the first anniversary of the date of grant until the fourth anniversary of the date of grant.

In March 2008, our Compensation Committee granted Mr. Reich a non-qualified stock option to purchase 10,000 shares of our common stock at an exercise price of $3.84, which represents the last reported sale price of our common stock on the NASDAQ Global Market on the date of each respective grant.  These stock options were granted under our 2007 Equity Incentive Plan. The stock options vest as to 25% of the shares on the first anniversary of the date of grant and as to an additional 6.25% of the total shares at the end of each successive three month period following the first anniversary of the date of grant until the fourth anniversary of the date of grant.

During 2008, our Compensation Committee granted two stock options to Mr. Akao. In March 2008, Mr. Akao received a non-qualified stock option to purchase 25,000 shares of our common stock at an exercise price of $6.29 per share. In August 2008, Mr. Akao received a non-qualified stock option to purchase 10,000 shares of our common stock at an exercise price of $3.84 per share. The exercise prices associated with these stock options represent the last reported sale price of our common stock on the NASDAQ Global Market on the date of each respective grant.  These stock options were granted under our 2007 Equity Incentive Plan. The stock options vest as to 25% of the shares on the first anniversary of the date of grant and as to an additional 6.25% of the total shares at the end of each successive three month period following the first anniversary of the date of grant until the fourth anniversary of the date of grant.

2009 equity incentive awards

In January 2009, in anticipation of the CEO’s entering into a Second Amendment to the Second Amended and Restated Employment Agreement, the Compensation Committee granted the CEO a non-qualified stock option to purchase 250,000 shares of our common stock.  The stock option was granted under our 2007 Equity Incentive Plan.  The stock option has an exercise price of $0.35 per share, which was the last reported sale price of our common stock on the NASDAQ Global

Market on the date of grant.  The stock option vests as to 5,209 shares at the end of each month for a period of 48 months, beginning on January 31, 2009.

In January 2009, the Board of Directors awarded each of Messrs. Posner and Camaratta an initial hire grant of stock options representing 150,000 shares of the Company’s common stock that will vest as to 25% of the shares on the first anniversary of the date of grant and thereafter in equal monthly portions over the following 36 months following the first anniversary of the date of grant.  In April 2009, the Board of Directors amended the initial hire grants of stock options to Messrs. Posner and Camaratta to provide that upon the occurrence of a “Change of Control” (as defined in the employment agreements we entered into with Messrs. Posner and Camaratta), Mr. Posner’s and Mr. Camaratta’s options shall accelerate such that all of the shares issuable pursuant to Mr. Posner’s and Mr. Camaratta’s options shall immediately vest.

Severance and change of control benefits

We provide severance benefits to certain of our named executive officers because we believe that such benefits are essential to recruiting and retaining qualified executive officers. The Company believes the right to severance benefits provides our named executive officers the assurance of security if their employment is terminated for reasons beyond their control. In addition, when a change in control is contemplated, named executive officers may face an uncertain future with the Company. We believe that these benefits alleviate the anxiety created by this uncertainty and allow the named executive officers to provide the most effective management during a period when a change in control is contemplated without being distracted by these attendant anxieties.

Mr. Whitman is entitled to receive severance benefits upon certain qualifying terminations of employment based on applicable provisions in his employment agreement. This severance arrangement is intended to assist us in attracting and retaining qualified executives and provide for continuity of management in connection with a threatened or actual change in control transaction.

Under Mr. Whitman’s amended and restated employment agreement, if Mr. Whitman’s employment is terminated by Mr. Whitman following a change in control, then Mr. Whitman shall be entitled to a severance payment equal to 300% of Mr. Whitman’s then current salary, subject to certain reductions in accordance with various tax obligations of Mr. Whitman.  In addition, if Mr. Whitman’s employment is terminated by us without cause or upon our breach of the agreement, Mr. Whitman is entitled to receive his salary for the remainder of the term of the agreement, plus the continuation of certain health benefits and related payments, and all unvested stock options granted to Mr. Whitman under the agreement will immediately vest and become fully exercisable.

The employment agreement we entered into with Mr. Posner provides that in the event the Company terminates Mr. Posner without “Cause” (as defined in the employment agreement) (i) prior to a Change of Control, Mr. Posner will be entitled to receive severance payments in an amount equal to his base salary in effect as of the date immediately prior to such termination for a period of six months; or (ii) on or after a Change of Control, Mr. Posner will be entitled to receive severance payments in an amount equal to his base salary in effect as of the date immediately prior to such termination for a period of twelve months.

The employment agreement we entered into with Mr. Camaratta provides that in the event the Company terminates Mr. Camaratta without “Cause” (as defined in the employment agreement) (i) prior to the six month anniversary of the effective date of the Employment Agreement (January 5, 2009), Mr. Camaratta will be entitled to receive severance payments in an amount equal to his base salary in effect as of the date immediately prior to such termination for a period of two months; (ii) on or after the six month anniversary of the effective date of the employment agreement but on or before the twenty-four month anniversary of the effective date of the employment agreement, Mr. Camaratta will be entitled to receive severance payments in an amount equal to his base salary in effect as of the date immediately prior to such termination for a period of four months; or (iii) after the twenty-four month anniversary of the effective date of the employment agreement, Mr. Camaratta will be entitled to receive severance payments in an amount equal to his base salary in effect as of the date immediately prior to such termination for a period of six months.

None of our other named executive officers is contractually entitled to severance benefits.

Perquisites and other compensation

We also provide other benefits to certain of our executive officers that are not tied to any formal individual or company performance criteria and are intended to be part of a competitive overall compensation program. For 2008, these benefits included payment of term life insurance premiums, certain automobile and cell phone expenses, payment of premiums for disability insurance, and in the case of the CEO, we compensate the CEO up to $10,000 annually to cover income taxes owed in connection with the previously mentioned perquisites. See “—Summary Compensation Table.”

401(k) Plan

We maintain a defined contribution employee retirement plan, or 401(k) plan, for our employees. Our executive officers are also eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Internal Revenue Code. The 401(k) plan provides that each participant may contribute up to 15% of his or her pre-tax compensation, up to the statutory limit, which is $16,500 for calendar year 2009. Participants who are 50 years or older can also make catch-up contributions, which in calendar year 2009 may be up to an additional $5,500 above the statutory limit. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions, including any matching contributions by us, when contributed. Participant contributions are held and invested by the plan’s trustee. The plan also permits us to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2008, we did not match participant contributions.

Because the Compensation Committee determines whether and how much cash bonus to pay each named executive officer based on a discretionary review of Company and individual performance, named executive officers’ bonuses are not considered to be “performance based” under Section 162(m) of the Internal Revenue Code. Therefore, the Company may not be able to deduct, on its corporate tax return, all of a named executive officer’s base salary and bonus if the total amount of such base salary and bonus (and other compensation considered under Section 162(m) of the Code) exceeds $1,000,000 in that fiscal year. In 2008, the Company did not lose any tax deductions for such compensation deemed to not be considered “performance-based”.

Compensation of Our Executive Officers

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2008, 2007 and 2006 by our President, Chief Executive Officer and Chairman, our Chief Financial Officer and each other person who served as an executive officer during 2008, who was in office on December 31, 2008 and whose total compensation exceeded $100,000 for the year ended December 31, 2008. We refer to these officers as our named executive officers.

Summary Compensation

								All Other
				Option				Compensation
Name and Principal Position	Year	Salary ($)		Awards ($)		Bonus ($)		($)(1)		Total ($)

Michael P. Whitman	2008	$385,000		$777,789	(2)	$115,000	(3)	$57,255	(4)	$1,335,044
President, Chief Executive Officer and Chairman	2007	365,000		423,548	(2)	127,250	(3)	69,915	(5)	985,713
	2006	320,000		80,626	(2)	115,000	(3)	37,216	(6)	552,842

John P. Gandolfo (7)	2008	275,000		175,187	(2)	—		15,742	(8)	465,929
Former Chief Financial Officer	2007	245,153		631,386	(2)	37,275	(9)	4,385	(10)	918,199

Peter Reich	2008	238,604	(11)	2,065	(2)	43,377	(11)	21,958	(12)	306,004
General Manager
Power Medical Interventions Deutschland

Akihisa Akao	2008	230,625	(13)	22,592	(2)	—		—		253,217
President
Power Medical Interventions Japan

Donald Malinouskas	2008	195,000		30,120	(2)	20,000		—		245,120
Senior Vice President, Research &
Development

The Company does not maintain a formal Non—Equity Incentive Compensation Plan

(1)                                  The value of certain perquisites or personal benefits is not included in the amounts disclosed for certain named executive officers because the aggregate value of such benefits and perquisites did not exceed $10,000.

(2)                                  Represents share-based compensation expense incurred for the year ended December 31, 2008, 2007, and 2006, respectively as applicable, related to the vesting of options as computed in accordance with SFAS 123(R).

(3)                                  Consists of a discretionary cash bonus of $115,000 earned in 2008; a discretionary cash bonus of $72,500 earned in 2007, and a performance cash bonus of $54,750 in connection with the successful market launch of our new i60 product in 2007, as provided by Mr. Whitman’s employment agreement; and a discretionary bonus of $115,000 earned in 2006.

(4)                                  Consists of premiums paid for life insurance in the amount of $3,325, an automobile allowance totaling $18,000 and a cell phone allowance in the amount of $8,761, legal fees paid on Mr. Whitman’s behalf to cover employment contract negotiation services in the amount of $13,155 and amounts paid to Mr. Whitman to cover a portion of the income taxes owed for these benefits in the amount of $14,014.

 (5)                               Consists of premiums paid for life insurance in the amount of $3,325, an automobile allowance totaling $18,000 and a cell phone allowance in the amount of $4,645, legal fees paid on Mr. Whitman’s behalf to cover employment contract negotiation services in the amount of $28,351 and amounts paid to Mr. Whitman to cover a portion of the income taxes owed for these benefits in the amount of $15,594.

(6)                                  Consists of premiums paid for life insurance in the amount of $3,325, an automobile allowance totaling $18,000, and amounts paid to Mr. Whitman to cover a portion of the income taxes owed for these benefits in the amount of $15,891.

(7)                                  Mr. Gandolfo was appointed as our chief financial officer on January 5, 2007 and resigned effective December 26, 2008.

(8)                                  Amount represents automobile allowance of $13,722 and accrued vacation pay of $2,020.

(9)                                  Amount represents a discretionary cash bonus of $37,275 earned in 2007.

(10)                            Amount represents automobile allowance.

(11)                            Dr. Reich was paid a base salary of 168,744 € and a bonus of 30,677€ in 2008. Amounts in table above have been converted into U.S. Dollars using a $1.414:1.0€ ratio in effect at December 31, 2008.

(12)                            Amount represents automobile allowance of 15,529€ in 2008. Amount in table above has been converted into U.S. Dollars using a $1.414:1.0€ ratio in effect at December 31, 2008.

(13)                            Mr. Akao was paid a base salary of ¥ 20,833,333 in 2008. Amount in table above has been converted into U.S. Dollars using a $0.01107: ¥1.0 ratio in effect at December 31, 2008.

Grants of Plan-Based Awards

The following table sets forth information regarding all plan-based awards to our named executive officers during 2008.

Grants of Plan-Based Awards

					All Option
					Awards:			Grant Date
					Number of			Fair Value of
		Estimated Future Payouts Under			Securities		Exercise or	Stock and
		Non-Equity Incentive Plan Awards			Underlying		Base Price of	Option
	Grant	Threshold	Target	Maximum	Options		Option Awards	Awards
Name	Date	($)	($)	($)	(#)(1)		($/Sh)	(#)(1)

Michael P. Whitman	1/23/2008	—	—	—	413,768	(2)	11.31	$2,555,762

John P. Gandolfo	4/9/2008	—	—	—	20,000	(3)	6.81	75,354

Peter Reich	8/15/2008	—	—	—	10,000	(4)	3.84	21,005

Akihisa Akao	3/27/2008	—	—	—	25,000	(4)	6.29	85,880
	8/15/2008	—	—	—	10,000	(4)	3.84	21,005

Donald Malinouskas	11/12/2008	—	—	—	30,000	(4)	1.77	30,093

(1)                                  Represents the aggregate full grant date fair value of stock options awarded to each named executive officer in 2008 as computed in accordance with SFAS 123(R). See Note 2 to the consolidated financial statements of the Company’s Annual Report for the year ended December 31, 2008 regarding assumptions underlying valuation of equity awards.

(2)                                  Stock option vests in equal quarterly installments over four years.

(3)                                  Mr. Gandolfo resigned effective December 26, 2008 and 100% of his outstanding options expired without exercise.

(4)                                  Stock options vest as to 25% of the shares on the first anniversary of the date of grant and as to an additional 6.25% of the total shares at the end of each successive three month period following the first anniversary of the date of grant until the fourth anniversary of the respective date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding all outstanding equity awards held by our named executive officers at December 31, 2008.

	Option Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option	Option
	Options (#)	Options (#)	Exercise Price	Expiration
Name	Exercisable	Unexercisable	($/Sh)	Date

Michael P. Whitman	210,875	—	4.48	10/15/2013
	4,688	—	6.40	2/1/2015
	65,639	—	6.40	6/1/2015
	81,220	27,074	6.40	12/1/2015
	72,733	43,642	10.24	6/1/2016
	95,017	—	10.24	4/18/2017
	103,442	310,326	11.31	1/23/2018

John Gandolfo	52,441	—	10.24	3/26/2009
	3,722	—	14.25	3/26/2009
	2,500	—	6.81	3/26/2009

Peter Reich	12,500	—	7.04	4/1/2013
	6,250	—	4.48	6/1/2014
	9,375	3,125	6.40	12/1/2015
	—	10,000	3.84	8/15/2015

Akihisa Akao	1,953	4,297	10.24	8/1/2017
	—	25,000	6.29	3/27/2008
	—	10,000	3.84	8/15/2015

Donald Malinouskas	1,875	—	6.40	3/16/2010
	10,938	—	7.04	4/1/2013
	7,500	—	4.48	10/15/2013
	1,563	—	4.48	1/15/2014
	13,671	1,954	6.40	5/1/2015
	13,607	4,536	6.40	12/1/2015
	3,750	11,250	14.25	12/14/2017
	—	30,000	1.77	11/12/2015

Stock Option Exercises and Stock Vested for 2008

Our named executive officers did not exercise any stock options or hold any restricted stock, restricted stock unit or other similar equity-based award during the year ended December 31, 2008.

Potential Payments Upon Termination or Change in Control

The following table provides estimates of the potential severance and other post-termination benefits Mr. Whitman would receive assuming his employment was terminated following the amendment of his employment agreement in February 2009. None of our other named executive officers who were employed by us as of December 31, 2008 was contractually entitled to severance benefits.

Potential Payments Upon Termination or Change in Control

			Continuation of		Acceleration and
	Cash		Medical / Welfare		Continuation of	Excise Tax	Total Termination
	Severance		Benefits (present		Equity Awards ($)	Gross Up	Benefits
Name	Payments		value) ($)		(1)	($)	($)

Michael P. Whitman
Voluntary retirement	—		—		—	—	—
Involuntary, without cause termination	770,000	(2)	60,000	(3)	—	—	830,000
Involuntary, without cause termination after change in control	1,372,500	(4)	60,000	(3)	—	—	1,432,500

(1)           Represents the intrinsic value of stock options outstanding as of December 31, 2008. The closing market price of the Company’s Common Stock on December 31, 2008 was $0.22 per share.

(2)           Represents base salary payable until December 31, 2010, the end of the employment term under Mr. Whitman’s amended employment agreement.

(3)           Represents cash payments in lieu of group health benefits continuation, should such benefits not be available, until December 31, 2010, the end of the employment term under Mr. Whitman’s amended employment agreement.

(4)           Represents (i) 300% of current base salary totaling $1,155,000, (ii) cash bonus equal to 50% of current base salary totaling $192,500 and (iii) a $25,000 transaction bonus upon completion of a transaction resulting in a change in control of the Company.

Pension Benefits for 2008

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended December 31, 2008.

Nonqualified Deferred Compensation for 2008

Our named executive officers did not earn any nonqualified deferred compensation from us during the year ended December 31, 2008.

Equity Compensation Plan Information

We have two equity compensation plans under which shares are currently authorized for issuance: our 2007 Plan and our 2007 Employee Stock Purchase Plan. In addition, we have two equity compensation plans under which awards are currently outstanding but pursuant to which no future awards may be granted, our 2000 Plan and our 2004 Plan. All of our equity compensation plans were approved by our stockholders prior to our initial public offering in October 2007.

Compensation Committee Report. The information contained in this report shall not be deemed to be “soliciting material” or “filed” or “incorporated by reference” in future filings with the Securities and Exchange Commission, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis (CD&A) included in this Proxy Statement with management.  Based on that review and discussion, the Compensation Committee recommended to our Board of Directors that the CD&A be included in this Proxy Statement and incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.

Submitted by:

The Compensation Committee of the Board of Directors

Charles W. Federico, Chair

Gerald Dorros, M.D.

Lon E. Otremba

Director Compensation

Each non-employee director receives cash compensation at a rate of $20,000 per year. The chairmen of our Audit and Compensation Committees receive $25,000 in cash compensation per year, and our Presiding Director receives an additional $17,000 per year. In addition, non-employee directors are paid $2,000 for each regularly scheduled board meeting that they attend in person or by teleconference and are reimbursed, upon request, for travel and other out-of-pocket expenses incurred in connection with their attendance at board meetings. Each non-employee director who continues in office after our 2009 Annual Meeting will receive a non-qualified stock option to purchase 4,688 shares of our common stock. These stock options will vest in equal monthly installments over three years from the date of grant. All such stock options shall become fully vested in the event of a change of control of our company.  None of our non-employee directors participates in any non-equity incentive plan or pension plan maintained by the company, nor are any of our non-employee directors entitled to severance or retirement benefits upon termination of their services on our Board of Directors.

The following table provides compensation information for all of our non-employee directors during 2008:

	Fees earned
	or paid	Option	All Other
	in cash(1)	Awards(2)	Compensation	Total

Gerald Dorros, M.D.	$40,000	$15,705	—	$55,705
Charles W. Federico	25,012	4,747	—	29,759
James R. Locher III	38,000	18,548	—	56,548
John C. Moran	45,598	15,705	—	61,303
Lon E. Otremba	45,598	15,705	—	61,303
Mary Kay Scucci	13,511	1,335	—	14,846

(1)           Consists of cash compensation earned, prorated for the director’s term of service, a board meeting fee of $2,000 for each regularly scheduled board meeting attended by the director and an additional fee of $5,000 for the chairs of the Audit Committee and Compensation Committee.  Fees earned or paid in cash for Dr. Dorros include $12,000 earned in 2007 and paid in 2008.  Fees earned or paid in cash for Mr. Locher include $10,000 earned in 2007 and paid in 2008.  Fees earned or paid in cash for Mr. Moran include $14,500 earned in 2007 and paid in 2008.  Fees earned or paid in cash for Mr. Otremba include $14,500 earned in 2007 and paid in 2008.

(2)           Amounts shown do not reflect cash or stock compensation actually received by the director but rather represent compensation expense recognized in our 2008 consolidated financial statements in accordance with SFAS 123(R) for stock option awards granted to our directors, except that we have disregarded any estimate of future forfeitures related to service-based vesting conditions with respect to such stock option awards.  The other assumptions used to calculate the expense amounts shown for stock options granted in 2008 are set forth in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K/A filed with the SEC on April 9, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of April 3, 2009, by:

•      each beneficial owner of 5% or more of the outstanding shares of our common stock;

•      each of our named executive officers and other executive officers;

•      each of our directors and nominees for election as director; and

•      all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, warrants or convertible promissory notes held by that person that are currently exercisable or convertible, or exercisable within 60 days of April 3, 2009 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Power Medical Interventions, Inc., 2021 Cabot Boulevard, Langhorne, Pennsylvania 19047.

Each stockholder’s percentage ownership before the offering is determined in accordance with Rule 13d-3 under the Exchange Act, and is based on 17,152,465 shares of our common stock outstanding as of April 3, 2009. As of April 3, 2009, our outstanding convertible notes are convertible in accordance with their terms into an aggregate of approximately 2,600,000 million shares of our common stock. Except as set forth above, the table below assumes no conversion of these notes, and no exercise of stock options and warrants outstanding at April 3, 2009 to purchase an aggregate of approximately 3,974,000 shares of our common stock. Amounts under the heading “Right to Acquire” represent shares that may be acquired upon exercise of stock options or warrants exercisable within 60 days of the date of the table or upon conversion of our convertible promissory notes.

	Beneficial Ownership
	Shares	Right to		% of
Name and Address of Beneficial Owner	Outstanding	Acquire	Total	Outstanding

5% Stockholders	2,205,417	9,060	2,214,477	12.9%
Boston Scientific Corporation
One Boston Scientific Place
Natick, Massachusetts 01760

Gerald and Myra S. Dorros Revocable Trust(1)	1,947,008	242,801	2,189,809	12.6%
1120 South Thunder Road
Wilson, WY 83014

BNP Paribas Arbitrage SNC (2)	1,623,359	—	1,623,359	9.5%
787 Seventh Avenue
New York, New York 10019

Entities affiliated with NGN Capital LLC	1,151,047	4,688	1,155,735	6.7%
369 Lexington Avenue
New York, New York 10017

Entities affiliated with Davidson Kempner Partners(3)	935,152	—	935,152	5.5%
885 Third Avenue
New York, New York 10022

Executive Officers and Directors
Gerald Dorros, M.D.(4)	1,947,008	242,801	2,189,809	12.6%
Michael P. Whitman	253,123	708,391	961,514	5.4%
Donald Malinouskas	—	58,063	58,063	*
John C. Moran(5)	18,077	17,434	35,511	*
Peter Reich	—	29,687	29,687	—
James R. Locher III	4,687	19,622	24,309	*
Akihisa Akao	6,250	8,984	15,234	—
Charles W. Federico	3,000	2,866	5,866	*
Lon E. Otremba	—	3,788	3,788	*
Mary Kay Scucci	2,000	977	2,977	*
Brian M. Posner	—	—	—	*
Joseph Camaratta	—	—	—	*

All current directors and executive as a group (12 persons)	2,234,145	1,092,613	3,326,758	18.2%

(1)           Includes securities owned by our director Gerald Dorros, M.D.

(2)           Based solely upon the Schedule 13F of BNP Paribus Arbitrage filed with the SEC on September 25, 2008.

(3)           Based solely upon the Schedule 13G/A of Davidson Kempner Partners filed with the SEC on February 17, 2009, with respect to common stock owned as of that date.

(4)          Includes securities owned by the Gerald and Myra S. Dorros Revocable Trust. Dr. Dorros disclaims beneficial ownership of the shares held by the Gerald and Myra S. Dorros Revocable Trust except to the extent of his pecuniary interest therein.

(5)           The Right to Acquire column includes 2,718 shares issuable upon exercise of a common stock purchase warrant held by Robin Hood Ventures 10A, LP. Mr. Moran is a limited partner of Robin Hood Ventures 10A, LP.  Mr. Moran disclaims beneficial ownership of the securities held by Robin Hood Ventures 10, LP and Robin Hood Ventures 10A, LP.

Item 13.  Certain Relationships and Related Party Transactions and Director Independence.

Policies and Procedures

Pursuant to a policy of the Board of Directors, we submit all transactions involving a commitment greater than a stated amount, which currently is $500,000, that we contemplate entering into, including related person transactions, to the Board of Directors for approval. In addition, we have adopted a written policy providing that our Audit Committee is responsible for reviewing and approving all transactions between us and any related person which are of a character that would require disclosure under Item 404 of Regulation S-K. Our policy provides that a “related person transaction” is any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, involving an amount exceeding $120,000 in which we are a participant and in which any of our executive officers, directors or 5% stockholders, or any immediate family member of any of our executive officers, directors or 5% stockholders, has or will have a direct or indirect material interest. Pursuant to our policy, neither our Audit Committee nor our Board of Directors will approve or ratify any related person transaction which the Audit Committee or the Board of Directors, as the case may be, determines is not in, or not inconsistent with, the best interests of the Company. Each of the related party transactions listed below was approved by a disinterested majority of our Board of Directors after full disclosure of the interest of the related party in the transaction.

In addition to the compensation arrangements with directors and the executive officers described above, the following is a description of each transaction during fiscal year 2008 and each currently proposed transaction in which:

•      we have been or are to be a participant;

•      the amount involved exceeds $120,000; and

•      any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

Transactions with Related Persons

In October 2008 we made an advance of salary of approximately $24,000 to Mr. Whitman. Such advance was made by us on Mr. Whitman’s behalf to Mr. Whitman’s brokerage account to enable Mr. Whitman to satisfy a margin call requirement in cash rather than in shares of our common stock, which would have resulted in sales of our stock during a restricted trading period. This advance was approved by our then chief financial officer and was repaid by Mr. Whitman in full in December 2008.

Following an investigation by the Audit Committee of the Board, our Board, with Mr. Whitman having removed himself from its deliberations, determined that the advance was an inadvertent violation of Section 402 of the Sarbanes-Oxley Act of 2002 which our internal controls and procedures did not prevent. The advance was made based upon the mistaken belief by Mr. Whitman and our then chief financial officer that the prohibitions on loans made to executive officers set forth in Section 402 of the Sarbanes-Oxley Act of 2002 did not encompass short term salary advances. Our Board of Directors has determined that this matter was an isolated incident and has required the payment of imputed interest calculated based upon an annual interest rate of 2.19% on the amounts of salary advanced. In addition, the Board of Directors has terminated our consulting arrangement with our former chief financial officer.

Dr. Dorros is a co-founder and director of us and is one of our largest stockholders, owning beneficially approximately 12.6% of our outstanding common stock. We entered into the following transactions with Dr. Dorros during fiscal 2007 and 2008 to date.

Amendments to common stock purchase warrants.  On February 26, 2007, our Board of Directors agreed to amend the terms of outstanding warrants to purchase an aggregate of 452,337 shares of our common stock held by Dr. Dorros and members of his family. The warrants, which had a weighted average exercise price of $13.76 per share, were due to expire in May 2007. The amendments extend the term of the warrants so that rights to purchase shares expire as follows: 10% in May 2007, 22.5% in May 2008, 22.5% in May 2009, 22.5% in May 2010 and 22.5% in May 2011. In exchange for our agreement to amend the terms of the warrants, Dr. Dorros agreed to purchase a minimum of $1.0 million of our convertible notes. On May 15, 2007, Dr. Dorros exercised his right to purchase 45,233 shares of common stock pursuant to these warrants.

Purchase of convertible notes.  On March 30, 2007, the Gerald and Myra S. Dorros Revocable Trust, an entity controlled by Dr. Dorros, purchased $1.0 million of our convertible notes. Except for the warrant amendment described above, Dr. Dorros did not receive any benefit from this transaction that was not received on a pro rata basis by each other purchaser of our convertible notes.

Amendment to Registration Rights Agreement.  On January 28, 2008, we and the holders of our outstanding convertible notes, including Dr. Dorros, entered into an Amendment to Notes and Registration Rights Agreement. The amendment amends the convertible notes and that certain Registration Rights Agreement between us and the holders of the convertible notes, dated March 30, 2007, to extend the deadline for us to file a registration statement with the Securities and Exchange Commission to register the resale of shares of our common stock that are issuable upon conversion of the convertible notes, and to terminate our obligation to file any such registration statement, effective March 30, 2008.

Item 14.  Principal Accounting Fees and Services.

The Audit Committee has reviewed the Company’s audited financial statements for the fiscal year ended December 31, 2008 and has discussed these financial statements with management and the Company’s independent registered public accounting firm. The Audit Committee has also received from, and discussed with, the Company’s independent registered public accounting firm various communications that such independent registered public accounting firm is required to provide to the Audit Committee, including the matters required to be discussed by Statement on Auditing Standard (SAS) 61 (Communication with Audit Committees), as amended. SAS 61 requires the Company’s independent registered public accounting firm to discuss with the Audit Committee, among other things, the following:

•      methods used to account for significant unusual transactions;

•      the effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

•      the process used by management in formulating particularly sensitive accounting estimates and the basis for the conclusions of the Company’s independent registered public accounting firm regarding the reasonableness of those estimates; and

•      disagreements with management over the application of accounting principles, the basis for management’s accounting estimates and the disclosures in the financial statements.

The Company’s independent registered public accounting firm also provided the Audit Committee with the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditor’s communications with the Audit Committee concerning independence. In addition, the Audit Committee discussed with the independent registered public accounting firm its independence from the Company. The Audit Committee also considered whether the independent registered public accounting firm’s provision of certain other non-audit related services to the Company is compatible with maintaining such firm’s independence.

Based on its discussions with management and the independent registered public accounting firm, and its review of the representations and information provided by management and the independent registered public accounting firm, the Audit

Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Fees for Professional Services

The following is a summary of the fees for professional services rendered by Ernst & Young LLP for 2008 and 2007:

	2008	2007
Audit fees	$415,000	$1,895,000
Audit-related fees	18,000	18,000
Tax fees	33,000	29,000
All other fees	—	—
Total fees	$466,000	$1,942,000

Audit fees.  Audit fees represent the aggregate fees billed for professional services performed by Ernst & Young LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements and related expenses. The fee of $1,895,000 disclosed for 2007 above includes $1,590,000 related to services in connection with our initial public offering in 2007.

Audit-related fees.  Audit-related fees represent the aggregate fees billed for assurance and related services performed by Ernst & Young LLP and include fees billed for employee benefit plan audits and consultations concerning financial and accounting matters not reported under “Audit fees” above.

Tax fees.  Tax fees represent the aggregate fees billed for professional services rendered by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning. These services include assistance with the preparation of federal, state, and foreign income tax returns.

All other fees.  All other fees represent the aggregate fees billed for products and services provided by Ernst & Young LLP, other than those disclosed above.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(3) Exhibits

The following exhibits are included in this Annual Report on Form 10-K:

		Filed	Incorporated by Reference
Exhibit No.	Description	herewith	Form	Filing Date	Exhibit No.
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

X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 29, 2009.

POWER MEDICAL INTERVENTIONS, INC.
By:	/s/ MICHAEL P. WHITMAN

Michael P. Whitman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following person in the capacity and on the date indicated.

/s/ MICHAEL P. WHITMAN	President and Chief Executive Officer	April 29, 2009
Michael P. Whitman	(principal executive officer)

/s/ BRIAN M. POSNER	Chief Financial Officer	April 29, 2009
Brian M. Posner	(principal financial officer and principal accounting officer)

/s/ GERALD DORROS	Director	April 29, 2009
Gerald Dorros

/s/ JAMES R. LOCHER III	Director	April 29, 2009
James R. Locher III

/s/ JOHN C. MORAN	Director	April 29, 2009
John C. Moran

/s/ LON E. OTREMBA	Director	April 29, 2009
Lon E. Otremba

/s/ MARY KAY SCUCCI	Director	April 29, 2009
Mary Kay Scucci

/s/ CHARLES W. FEDERICO	Director	April 29, 2009
Charles W. Federico