Form 10-Q
period 2009-03-31
Power Medical Interventions, Inc.
filed 2009-05-14
CIK 1398090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐      No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is as follows:

Class	Outstanding at May 8, 2009

Common stock, par value $0.001 per share	17,152,465

POWER MEDICAL INTERVENTIONS, INC.

i

PART I:                  FINANCIAL INFORMATION

Item 1.                    Consolidated Financial Statements (Unaudited)

Power Medical Interventions, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,713	$8,384
Restricted cash	—	875
Accounts receivable, net of allowance for doubt accounts	1,736	1,290
Inventory	7,536	8,354
Prepaid expenses and other current assets	1,040	1,487
Total current assets	15,025	20,390

Property and equipment, net	4,106	4,380
Intangibles, net	1,207	1,192
Deferred financing fees	567	709
Other assets	209	223
Restricted cash	1,118	1,303
Total assets	$22,232	$28,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,556	$2,661
Accrued expenses	3,154	4,039
Long term debt, current portion	24,840	71
Total current liabilities	29,550	6,771

Long-term debt, net of current portion	196	24,921
Deferred revenue, long-term	15,000	12,500
Deferred rent, net of current portion	443	493
Total liabilities	45,189	44,685

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 17,152,465 shares issued and outstanding, as of each respective period	17	17
Additional paid-in capital	200,266	199,740
Accumulated other comprehensive loss	(68)	(20)
Accumulated deficit	(223,172)	(216,225)
Total stockholders’ deficit	(22,957)	(16,488)
Total liabilities and stockholders’ deficit	$22,232	$28,197

See accompanying notes to these unaudited condensed consolidated financial statements.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2009	2008

Sales	$2,743	$2,224
Cost of Sales	2,161	2,557
	582	(333)

Costs and expenses
Research and development	804	1,583
Sales and marketing	3,494	6,796
General and administrative	2,625	3,013
	6,923	11,392

Operating loss	(6,341)	(11,725)

Other income (expense)
Interest and other income	44	195
Interest and other expense	(650)	(650)
Total other income (expense)	(606)	(455)

Net loss	$(6,947)	$(12,180)

Net loss per common stock share:
- Basic and diluted	$(0.41)	$(0.71)

Weighted average number of common stock shares outstanding:
- Basic and diluted	17,152,465	17,107,052

See accompanying notes to these unaudited condensed consolidated financial statements.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Three Months
	Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,947)	$(12,180)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	472	298
Amortization of debt discount and deferred financing fees	204	204
Loss on disposal of property and equipment	—	16
Share-based compensation	525	440
Changes in operating assets and liabilities:
Accounts receivable	(485)	(70)
Inventory	914	(1,632)
Prepaid expenses and other assets	302	152
Accounts payable	(1,087)	232
Accrued expenses	(744)	(589)
Deferred rent	(50)	(47)
Deferred revenue	2,500	—
Net cash used in operating activities	(4,396)	(13,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(148)	(1,055)
Proceeds from sale of property and equipment	3	—
Patent application costs	(74)	(19)
Change in restricted cash	1,016	1,016
Net cash provided by (used in) investing activities	797	(58)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(18)	(17)
Net cash used in financing activities	(18)	(17)

Effect of exchange rate on cash and cash equivalents	(54)	132
Net decrease in cash and equivalents	(3,671)	(13,119)
Cash and equivalents, beginning of period	8,384	36,592
Cash and equivalents, end of period	$4,713	$23,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$877	$884

See accompanying notes to these unaudited condensed consolidated financial statements.

Power Medical Interventions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2009

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

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company incurred a net loss of approximately $6.9 million in the three months ended March 31, 2009 and net losses of approximately $42.3 million and $36.8 million for the years ended December 31, 2008, and 2007, respectively, and has an accumulated deficit of approximately $223.2 million at March 31, 2009. Losses are expected to continue at least through 2009. The Company believes that its cash and cash equivalents, together with the Company’s future sales and milestones, will be sufficient to meet its cash requirements through June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s future cash requirements will depend on many factors, including its ability to increase its sales and improve its gross margins, its ability to earn and receive additional payments under its agreements with Intuitive Surgical, Inc. and the success of its restructuring initiative. The Company implemented this restructuring initiative in the fourth quarter of 2008 to reduce cash used in operations through headcount reductions and other spending programs. Examples of such costs include certain sales and marketing costs, product development costs, clinical research costs, employee bonuses, and capital expenditures. The Company’s ability to meet its obligations in the normal course of business will be dependent on its securing additional external financing which it is actively pursuing through various structures, increasing its customer and revenue base, and continuing to control expenses. Currently, the Company has no arrangements to obtain additional financing, and there can be no assurance that such financing will be available in amounts or on terms acceptable to the Company, if at all.

2.  Summary of Significant Accounting Policies

Unaudited interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the requirements of Form 10-Q and Regulation S-X.

The accompanying condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the financial statements are unaudited. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period.

Revenue recognition

Most of the Company’s revenue historically has been derived from the sale of single-patient, disposable loading units and from the sale of reload cartridges for reusable Intelligent Surgical Instruments. Revenue related to the sale of such individual products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonable assured, which is generally at the time of shipment upon delivery to a common carrier.

The Company also considers Emerging Issue Task Force, or EITF, 00-21, Revenue Arrangements with Multiple Deliverables, when recognizing its revenue. Under multiple-element arrangements involving the sale of multiple products, services and/or rights to use assets, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered.

The Company’s Intelligent Surgical Instrument surgical platform includes cutting and stapling devices in a variety of sizes and linear, right angle and circular configurations designed for differing surgical needs. The Company’s Intelligent Surgical Instruments are available in a reusable multiple-patient format which can be autoclaved and used in multiple cases. The Company’s reusable Intelligent Surgical Instruments use disposable cutting and stapling cartridges in various sizes, which the Company refers to as reload cartridges and digital loading units.

The Company instituted a program in 2007 whereby it may provide reusable Intelligent Surgical Instruments and FlexShafts to customers at no cost. In certain cases, the Company offers such Intelligent Surgical Instruments and FlexShafts at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, the Company recognizes the revenue ratably over the period of delivery of the reload cartridges, as long as such revenue is not contingent on the delivery of the undelivered products. The Company has in certain cases agreed to transfer title to such systems to the customer upon the customer’s purchase of a specified number of disposable Intelligent Surgical Instruments although the customer is under no obligation to purchase the Intelligent Surgical Instruments. In these instances, the Company recognizes revenue attributable to the complete system as the Intelligent Surgical Instruments are delivered.

The Company currently makes its i60, i45 and iDrive instruments available to customers at no charge under an “in service under evaluation” program. The evaluation period is typically six months and the Company expects to derive recurring revenues from sales of the reload cartridges necessary for the evaluation instruments’ use. At the end of the evaluation period, customers have the option to (i) buy the equipment and continue to receive reload cartridge pricing consistent with that of the evaluation period, (ii) keep the equipment and agree to higher sales prices on the reload cartridge than was charged during the evaluation period or (iii) return the equipment with no further obligation.

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

The Company’s revenues were derived from customers located in the following geographic regions:

	March 31,
	2009	2008

North America	69%	85%
Europe	14%	11%
Asia	17%	4%

Amounts billed to customers for product shipping and handling are included in sales. Costs incurred related to product shipping and handling are included in cost of sales.

Revenue Recognition—Arrangement with Intuitive Surgical, Inc.

In September 2008, the Company entered into two agreements with Intuitive Surgical, Inc. The first agreement is a License and Development Agreement under which Intuitive expects to develop a surgical stapling device which will attach to Intuitive’s da Vinci™ Surgical Systems and will utilize our patented technology. Once developed, this attachment will enable Intuitive’s da Vinci™ Surgical Systems to cut and staple tissue in a broad array of surgical applications. The second agreement is an exclusive Reload Supply Agreement whereby the Company will manufacture and will be the exclusive supplier to Intuitive of staple reloads for the newly developed device at agreed upon prices. The Company refers to the License and Development Agreement and the Reload Supply Agreement collectively as the Intuitive Agreements.

Under the terms of the Intuitive Agreements, the Company received an upfront license payment of $12.5 million in September 2008. In addition, the Company received a payment $2.5 million in February 2009 and may receive additional payments of up to $5.0 million based upon the achievement of agreed upon development milestones. The Company will also be responsible for providing, at its expense, up to an aggregate of 3,900 man hours of engineering and technical support services to Intuitive to assist Intuitive in designing and developing the new device.

The Company has identified four deliverables within this arrangement: (i) the license to utilize its patented technology, (ii) consultative services during Intuitive’s development of the new device, (iii) a six-year supply arrangement to supply reload cartridges to Intuitive, including a minimum purchase obligation during the first 18 months subsequent to the first commercial sale of the device by Intuitive to a third party and (iv) a significant and incremental discount on the future purchases of reload cartridges. The Company has concluded that these deliverables should be accounted for as a single unit of accounting, with recognition of revenue for the single unit of accounting commencing upon the delivery of the final element in the arrangement (i.e., commencement of delivery of the staple reload cartridges contemplated by the Reload Supply Agreement). Accordingly, the $15.0 million the Company has received since September 2008 has been deferred and is reported in the consolidated financial statements as deferred revenue as of March 31, 2009. Additional milestone payments, if received, will also be deferred until the first commercial sale of the device to a third party.

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

Share-based compensation

The Company’s share-based compensation is accounted for in accordance with the fair value recognition provisions of Statements of Financial Accounting Standards, or SFAS, No. 123 (revised 2004) Share-Based Payments, or SFAS 123(R). In addition, the Company accounts for its share-based compensation to non-employees in accordance with EITF 96-18, Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in connection with, Selling Goods or Services, or EITF 96-18. The Company uses the Black-Scholes option-pricing model to estimate the fair value its share-based awards as of the date of grant. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are generally the estimated lives of the share-based awards and the estimated volatility of the Company’s common stock price. The Black-Scholes model is sensitive to changes to these two data inputs.

Beginning in fiscal year 2006, the Company calculated the estimated life of stock options granted using a “simplified” method, based upon guidance from the Securities and Exchange Commission, or SEC, as contained in Staff Accounting Bulletin, or SAB, No. 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB No. 110, which was effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources about employee stock option exercise behavior when developing estimates of expected term as they relate to stock option valuations. SAB No. 110 states that the SEC will continue to accept the use of the “simplified” method, under certain circumstances, beyond December 31, 2007. The Company evaluated the exercise behavior of its employees and determined that the exercise history was an inadequate measure of the expected term of the Company’s stock options. Therefore, the Company has continued its use of the simplified method as prescribed in SAB No. 107. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because the Company’s historical trading data only dates back to October 26, 2007, the first trading date subsequent to our initial public offering, the expected volatility of its common stock was calculated for each date of grant based on an alternative method (defined as “calculated value”). The Company identified similar public entities for which share price information is available and have considered the historical volatility of these entities’ share prices in estimating expected volatility.

Net loss attributable to common shares

The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share, or SFAS No. 128. Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The following summarizes the potential outstanding common stock of the Company as of the end of each period (in thousands):

	March 31,	December 31,
	2009	2008
Convertible Notes	2,599	2,643
Common stock warrants	959	959
Common stock options outstanding	3,015	2,456
Common stock options available for grant	285	844
Total	6,858	6,902

If the outstanding options, warrants, and convertible notes were exercised or converted into common stock, the result would be anti-dilutive. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, effective January 1, 2008, for financial assets and liabilities.  In addition, effective January 1, 2009, the Company adopted SFAS No. 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of March 31, 2009 and December 31, 2008, the fair value of all of the Company’s financial assets is based on level one observable inputs. The implementation of SFAS No. 157 for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of March 31, 2009. The provisions of SFAS No. 157 will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Liabilities or SFAS No. 159.  SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value. Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of SFAS No. 159 did not have a material effect on its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position No. Accounting Principles Board 14-1, or FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The Company adopted FSP No. APB 14-1 effective January 1, 2009. The adoption of APB 14-1 did not have an impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2009.

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities, or SFAS No. 133, and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or EITF 00-19. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 effective January 1, 2009. The fair value of certain of the Company’s outstanding warrants to which this guidance applies was not material as of March 31, 2009. As such, the Company’s adoption of EITF 07-5 did not have a material impact on its consolidated financial statements as of and for the three months ended March 31, 2009.

3.   License, Development and Supply Agreement with Intuitive Surgical

In September 2008, the Company entered into two agreements with Intuitive Surgical, Inc. The first agreement is a License and Development Agreement under which Intuitive expects to develop a surgical stapling device that will attach to Intuitive’s da Vinci™ Surgical Systems and will utilize the Company’s patented technology. Once developed, this attachment will enable Intuitive’s da Vinci™ Surgical Systems to cut and staple tissue in a broad array of surgical applications. The second agreement is an exclusive Reload Supply Agreement whereby the Company will manufacture and be the exclusive supplier to Intuitive of staple reloads for the newly developed device at agreed upon prices.

Under the terms of the Intuitive Agreements, the Company received an up-front license payment of $12.5 million in September 2008. In addition, the Company received a milestone payment of $2.5 million in February 2009 and may receive additional payments of up to $5.0 million based upon the achievement of agreed upon development milestones. The Company will also be responsible for providing at its expense up to an aggregate of 3,900 man hours of engineering and technical support services to Intuitive to assist Intuitive in designing and developing the new device.

The Company has identified four deliverables within this arrangement: (i) the license to utilize its patented technology, (ii) consultative services during Intuitive’s development of the new device, (iii) a six-year supply arrangement to supply reload cartridges to Intuitive, including a minimum purchase obligation during the first 18 months subsequent to the first commercial sale of the device to a third party, and (iv) a significant and incremental discount on the future purchases of reload cartridges. The Company has concluded that these deliverables should be accounted for as a single unit of accounting, with recognition of revenue for the single unit of accounting commencing upon the delivery of the final element in the arrangement (i.e., commencement of delivery of the staple reload cartridges contemplated by the Reload Supply Agreement). Accordingly, the $15.0 million the Company has received since September 2008 has been deferred and is reported as deferred revenue as of March 31, 2009. The remaining $5.0 million in milestone payments, if received, will also be deferred until the first commercial sale of the device to a third party.

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

4.  Long-Term Debt

During March 2007, the Company sold $25.0 million of 7% Convertible Senior Secured Notes, or Convertible Notes, which generated net proceeds to the Company of $23.3 million (net of financing fees). Of this amount, $3.5 million was placed in escrow to fund the first four interest payments on the Convertible Notes. The Convertible Notes accrue interest initially at the rate of 7% per annum, payable semiannually in arrears, and were subject to an increase to 8.5% per annum in the event that a qualified initial public offering, or a Convertible Note Qualified IPO, did not occur by December 31, 2007. The contingent adjustable interest feature in the Convertible Notes is a derivative requiring bifurcation under SFAS No. 133. The value of the derivative was not deemed material during 2007 and the Company completed its initial public offering in October 2007, which met the requirements of a Convertible Note Qualified IPO. Interest that accrued on or before March 31, 2009 was payable in cash, while interest accruing after March 31, 2009 is payable, at the Company’s option, in cash or paid-in-kind in the form of additional notes, or the PIK Notes. The principal amounts of any such PIK Notes would have the same maturity as the Convertible Notes. Should the Company elect to pay interest on the Convertible Notes in PIK Notes, the interest rate on such PIK Notes shall be equal to the then applicable interest rate plus 1.5%.

The Convertible Notes also require the payment of a terminal value that (i) will be due upon redemption or conversion of the Convertible Notes, (ii) will be considered part of the conversion amount for purposes of determining the conversion rate (see below) or (iii) will be due upon maturity as part of the principal amount. In each case, the terminal value payment which, as amended, is defined to equal 7% per annum of the applicable principal from the closing date of the Convertible Notes in March 2007 to October 31, 2007, the date of the Company’s initial public offering). This amount totals approximately $1.0 million. There is no possible future scenario in which the accrued terminal value would not be required to be paid to the holders of the Convertible Notes or realized by such holders upon conversion of the Convertible Notes. The accrued terminal value of approximately $1.0 million is included in accrued expenses in the accompanying balance sheets at March 31, 2009 and December 31, 2008.

The Convertible Notes were not convertible until the occurrence of a conversion event, which is defined as a Convertible Note Qualified IPO described above or a qualified sale of the Company. The Company’s initial public offering constituted a Convertible Note Qualified IPO. Upon the occurrence of the Company’s initial public offering, the Convertible Notes plus any accrued interest thereon as well as the accreted terminal value became convertible into the Company’s common stock at the option of the holder at any time from the date of the conversion event through the maturity date of the notes. In addition, upon the occurrence of the Convertible Note Qualified IPO, which constituted a conversion event, the Convertible Notes became unsecured by assets of the Company and subordinated to all existing and future indebtedness of the Company.

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

In accounting for the Convertible Notes, the Company did not elect the fair value option for any financial assets or liabilities as permissible under the provisions of SFAS No. 159. However, as of March 31, 2009 the fair value of the $25.0 million of Convertible Notes, which are due in March 2010 and are no longer secured by the assets of the Company, is significantly lower than the carrying amount due to the Company’s current liquidity issues.

5.  Inventory

Inventory is stated at the lower of cost or market value, with cost being determined on a first-in, first-out (FIFO) basis and market value based on the lower of replacement cost, or the estimated net realizable value, reduced by an allowance for normal profit margin.  Inventory consists of the following (in thousands):

	As of	As of
	March 31, 2009	December 31, 2008
Raw Materials	$3,786	$4,478
Work in process	884	463
Finished goods	2,866	3,413
	$7,536	$8,354

During the three months ended March 31, 2009 and 2008, the Company recorded inventory obsolescence charges in the amount of approximately $179 thousand and $301 thousand, respectively, which included a charge of approximately $250 thousand related to a write-off of components inventory due to a design enhancement of our i60 product in the first quarter of 2008. Such charges are reflected in cost of sales in the accompanying condensed consolidated statements of operations.

6.  Comprehensive Loss

The Company’s comprehensive loss was as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net loss	(6,947)	(12,180)
Foreign currency translation adjustment	(47)	46
Comprehensive loss	(6,994)	(12,134)

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

In August 2008, the Company’s former Belgian distributor, Duo-Med, S.A., initiated a breach of contract action against the Company in the Commercial Court of Brussels in Belgium. The complaint alleges that the Company breached its distribution agreement with Duo-Med by failing to provide proper notice when the Company terminated that agreement in May 2007 and that, as the result of problems with the Company’s products, Duo-Med was unable to sell its existing inventory. The complaint asserts damages totaling approximately €460,000. The Company believes that the allegations in this matter are without merit and intends to vigorously defend against them. The Company has not accrued any amount in its financial statements as of March 31, 2009 for this matter.

8.  Share-based Compensation

The fair value of the Company’s equity awards were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	61%	50%
Risk-free interest rate	1.64%	3.01%
Expected life (years)	5.50	7.00

Compensation expense under SFAS No. 123(R) and EITF 96-18 for the three months ended March 31, 2009 and 2008 was $525 thousand and $440 thousand, respectively, and was recorded in the accompanying condensed consolidated financial statements and as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$14	$10
Research and development	56	46
Sales and marketing	105	66
General and administrative	350	318
Total share-based compensation expense	525	$440

As of March 31, 2009, there was approximately $5.3 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option grants which are expected to be recognized over a weighted average period of 1.9 years. There were no cash proceeds from option exercises during the three months ended March 31, 2009 and 2008.

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

Overview

We design, manufacture and market a family of computer-assisted, power-actuated endomechanical surgical instruments, which we refer to as Intelligent Surgical Instruments™. Surgeons use our Intelligent Surgical Instruments for cutting, stapling and tissue manipulation in a variety of procedures in open surgery, minimally invasive surgery, or MIS, and in the emerging field of natural orifice translumenal endoscopic surgery, or NOTES. We believe that, compared to conventional endomechanical devices, our Intelligent Surgical Instruments offer greater precision and consistency, superior compressive force, improved access to anatomical sites and enhanced ease of use. To our knowledge, we are the only company to apply digital technology to the field of endomechanical surgical instruments. Endomechanical devices are used in millions of surgical procedures each year to cut tissue, close wounds and reconnect tubular anatomical structures. We believe that conventional, manually operated endomechanical devices have inherent shortcomings that can limit their efficacy and adversely affect clinical outcomes. We founded our company to address these shortcomings and to improve surgical outcomes by introducing the next generation of endomechanical instruments, designed specifically for the rapidly evolving field of minimally invasive surgery.

Our operations to date have required significant cash expenditures. We have incurred net losses in each year since our inception and have an accumulated deficit at March 31, 2009 of $223.2 million.  We believe that our current cash and cash equivalents, together with our expected near-term future sales and milestones, will be sufficient to meet our anticipated cash requirements through June 30, 2009. We must raise additional capital. We are actively pursuing initiatives to raise additional funds through license and development agreements with corporate partners or public and private offerings of securities, including debt or equity financings. Given the recent and continued turmoil in the capital markets, there are a number of risks and uncertainties related to our attempts to complete a financing or strategic partnering arrangement that are outside our control. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. In addition, we may enter into arrangements to extend the maturity of, purchase, redeem, replace or otherwise modify the terms of the Convertible Notes, and any such arrangements may require us to expend additional cash. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency.

Historically, we have financed our operations and internal growth primarily through private placements of equity securities and debt and, more recently, our initial public offering. We cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities or debt, significant dilution may occur. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to obtain additional debt financing will be limited by certain covenants we have made to holders of our Convertible Notes. In addition, if we default in the payment of our obligations under our Convertible Notes, our noteholders will be entitled to exercise their rights as creditors.

If we are unable to raise additional funds when needed, we will need to:

•                  delay, scale-back or eliminate some or all of our research and product development programs;

•                  license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

If we take any of the above actions, the value of your investment in us could be materially impaired or eliminated.

Our first Intelligent Surgical Instruments were introduced during the fourth quarter of 2007. We introduced the i60 linear cutter and our iDriveC hand-held power and control unit. The i60 offers precise control and powerful, consistent cutting and stapling action. The iDriveC and iDriveS power and control our suite of linear cutter, right-angle linear cutter, and circular stapler instruments. We also launched the i45 articulating 45mm linear stapler, and the i45V—an articulating linear stapler for vascular applications, in the third quarter of 2008. During the first quarter of 2009, we announced that we received FDA 510(k) marketing clearance for our patented i60R Intelligent Surgical Instrument. The i60R Intelligent Surgical Instrument is the world’s first reverse pivot linear cutter, designed to improve medical outcomes by providing surgeons with greater access to important anatomical sites that are currently difficult to reach. This unique instrument will be used to address surgical procedures performed throughout the digestive tract.

We currently focus our marketing and sales efforts on selected surgical procedures in minimally invasive colorectal, bariatric and thoracic surgery. We target those procedures in which we believe the limitations of existing cutting and stapling technology are most acute, where the number of procedures performed is growing rapidly and where clinicians have readily recognized the benefits of our Intelligent Surgical Instruments. We intend to promote the use of our Intelligent Surgical Instruments in other surgical specialties. In the future, as surgical techniques continue to evolve beyond current MIS procedures to even less invasive techniques such as natural orifice translumenal endoscopic surgery, or NOTES, we believe our instruments may become a key enabling technology.

In October 2008, we received a notification from The Nasdaq Stock Market, or NASDAQ, indicating that we were not in compliance with the NASDAQ Global Market’s continued listing requirements set forth in Marketplace Rule 4450(b)(1)(A) because the market value of our listed securities was below $50.0 million for 10 consecutive trading days. In January 2009, we were the subject of a hearing before a NASDAQ listing qualifications panel to determine whether our common stock’s continued listing was warranted. At the hearing, we requested a transfer of our listing from the NASDAQ Global Market to the NASDAQ Capital Market. On March 23, 2009, the NASDAQ notified us that our request had been granted. The transfer took effect on March 25, 2009. Our common stock continues to trade under the symbol PMII. The NASDAQ Capital Market is a continuous trading market that operates in the same manner as the NASDAQ Global Market. The NASDAQ Capital Market includes the securities of approximately 450 companies. All companies listed on the NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ’s corporate governance standards. Our continued listing on the NASDAQ Capital Market is subject to compliance with all requirements, including the $2.5 million stockholders’ equity requirement for continued listing on that market by May 20, 2009. We are currently pursuing strategic initiatives, including, but not limited to, raising capital, that if successful may enable us to comply with the NASDAQ Capital Markets minimum stockholder’s equity requirement.  If we are unable to meet the continued listing requirements of the NASDAQ Capital Market and our common stock becomes delisted, the ability of stockholders to sell our common stock and the liquidity, trading market and price of our common stock could be adversely affected.

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

Our Intelligent Surgical Instruments are available as disposable, single-patient devices as well as in a reusable multiple-patient format, using disposable cutting and stapling cartridges in various sizes, which we refer to as reload cartridges and digital loading units.

Our revenue is derived from the sale of our single-patient, disposable Intelligent Surgical Instruments and from the sale of reload cartridges for our reusable Intelligent Surgical Instruments. We expect that as our installed base of reusable, multiple-patient Intelligent Surgical Instruments grows, sales of reload cartridges will become the largest component of our total sales.

We currently make our i60, i45 and iDrive instruments available to customers at no charge under an “in service under evaluation” program. The evaluation period is typically six months and we expect to derive recurring revenues from sales of the reload cartridges necessary for their use. At the end of the evaluation period, customers have the option to (i) buy the equipment and continue to receive reload cartridge pricing consistent with that of the evaluation period, (ii) keep the equipment and agree to higher sales prices on the reload cartridge than was charged during the evaluation period or (iii) return the equipment with no further obligation.

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

Our future success will depend on our ability to make significant improvements in our cost of sales as a percentage of sales, or gross margins. In prior years, we experienced high cost of sales, which were attributable to a number of factors, including product defects that have required rework by us and by our suppliers, a labor-intensive manual assembly process that has resulted in high labor costs, and excess manufacturing capacity in relation to our sales, which has resulted in inefficient absorption of manufacturing overhead. In 2008, we began to integrate our manufacturing operations by acquiring the automated equipment necessary to enable us to assemble the reload cartridges used in our multiple-use linear staplers. This system has had, and is expected to continue to have, a positive effect on our ability to better control the quality, cost and supply of our products and to more rapidly develop, prototype and commercialize new products.

Charges associated with write-offs of excess and obsolete inventory have also contributed to our high cost of sales. During the three months ended March 31, 2009 and 2008, we recorded inventory obsolescence charges of approximately $179 thousand and $301 thousand, respectively, which included a charge of approximately $250 thousand related to a write-off of components inventory due to a design enhancement of our i60 product in the first quarter of 2008. Our product development plans sometimes include introductions of new products that overlap functionally with existing products, while offering new or improved capabilities. We anticipate that in some cases, this may lead to a reduction in demand for, or discontinuation of, an existing product. In these circumstances we must carefully manage our finished goods inventory so that we have quantities of the existing product that are sufficient to meet customer demand pending introduction of the new product, but that do not leave us holding excess or obsolete inventory when a new product supplants the existing one.

In order to facilitate market acceptance of our first generation Intelligent Surgical Instruments, in certain circumstances, we made the power consoles and certain related accessories necessary for the use of our instruments available to institutions at no charge. We included deprecation expense in cost of sales for power consoles and related accessories loaned to customers for their use at no charge. In addition, we currently make our i60, i45 and iDrive products available to our customers at no cost under our “in service under evaluation” program. The cost for these instruments is amortized to cost of sales over the evaluation period, which is generally six months.

In order to achieve and sustain profitability, we will need to continue to improve our procurement and manufacturing processes, upgrade our management information systems, and implement new quality assurance, inventory and cost controls in order to further reduce the cost of the components we purchase from third party vendors and improve the efficiency of our manufacturing operations.

Research and development expenses.  Research and development expenses consist primarily of salaries and related expenses and overhead for our research, development and engineering personnel, prototype materials and research studies.  In October 2008, as part of a cost-reducing restructuring initiative, we reduced our headcount in this area and our research and development efforts have been redeployed with a focus on fulfilling our obligations under our agreements with Intuitive. We expense our research and development costs as incurred.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of equity securities, unsecured borrowings from our stockholders, a credit facility and, more recently, the issuance in March 2007 of our Convertible Notes in the aggregate principal amount of $25.0 million, and our initial public offering in October 2007, which generated proceeds of approximately $42.0 million. In addition, we have received $15.0 million under our agreements with Intuitive.  Our principal source of liquidity as of March 31, 2009 consisted of our cash and cash equivalents of $4.7 million and our accounts receivable balance of approximately $1.7 million.

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2009 were primarily related to cash used to fund our efforts to expand our customer base and our products’ acceptance within that customer base, to develop and introduce our next generation of Intelligent Surgical Instruments, and to further integrate our manufacturing processes, offset by $2.5 million in milestone payments we received under our agreements with Intuitive in February 2009. Had we not received this milestone payment, our net cash used in operating activities would have been approximately $6.9 million.

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended March 31, 2009 was primarily attributable to reductions in restricted cash balances as of March 31, 2009 offset by cash used for capital expenditures related to the integration of our manufacturing process and patent application costs.

Net cash used in financing activities

Net cash used in financing activities was primarily attributable to debt repayments on equipment loans during the three months ended March 31, 2009.

Liquidity Capital Resources Outlook

As of March 31, 2009, we had cash and cash equivalents of approximately $4.7 million. In addition, as of March 31, 2009, we had total liabilities of $45.2 million, including $25.0 million of Convertible Notes due to be paid in March 2010.

Our operations to date have required significant cash expenditures. Although we significantly reduced our operating expenses through the restructuring plan we implemented in the fourth quarter of 2008, our operations continue to require significant cash expenditures, and we must raise additional capital to be able to fund them. We believe that our current cash and cash equivalents, together with our future sales and milestones will be sufficient to meet our anticipated cash requirements through June 30, 2009. We need to raise funds not only to continue our operations at their current levels past June 30, 2009, but also to satisfy our obligations under the Convertible Notes. We are actively pursuing initiatives to raise funds through license and development agreements with corporate partners or public and private offerings of securities, including debt or equity financings. We may enter into arrangements to extend the maturity of, purchase, redeem, replace or otherwise modify the terms of the Convertible Notes, and any such arrangements may require us to expend additional cash. Given the recent and continued turmoil in the capital markets, there are a number of risks and uncertainties related to our attempts to complete a financing or strategic partnering arrangement that are outside our control. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements for the year ended December 31, 2008 to include an explanatory paragraph regarding this contingency.

Historically, we have financed our operations and internal growth primarily through private placements of equity securities and debt and, more recently, our initial public offering. We cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities or debt, significant dilution may occur. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to obtain additional debt financing will be limited by certain covenants we have made to holders of our Convertible Notes. In addition, if we default in the payment of our obligations under our Convertible Notes, our noteholders will be entitled to exercise their rights as creditors.

If we are unable to raise additional funds when needed, we will need to:

•                  delay, scale-back or eliminate some or all of our research and product development programs;

•                  license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

If we take any of the above actions, the value of your investment in us could be materially impaired or eliminated.

Additionally, if we default in the payment of our Convertible Notes, our noteholders will be entitled to exercise their rights under the Convertible Notes and immediately accelerate repayment of the Convertible Notes, which could materially impair our ability to continue to operate our business.

In October 2008, we received a notification from the NASDAQ indicating that we were not in compliance with the NASDAQ Global Market’s continued listing requirements set forth in Marketplace Rule 4450(b)(1)(A) because the market value of our listed securities was below $50.0 million for 10 consecutive trading days. In January 2009, we were the subject of a hearing before a NASDAQ listing qualifications panel to determine whether our common stock’s continued listing was warranted. At the hearing we requested a transfer of our listing from the NASDAQ Global Market to the NASDAQ Capital Market. On March 23, 2009, the NASDAQ notified us that our request had been granted. The transfer took effect on March 25, 2009. Our common stock continues to trade under the symbol PMII. The NASDAQ Capital Market is a continuous trading market that operates in the same manner as the NASDAQ Global Market. The NASDAQ Capital Market includes the securities of approximately 450 companies. All companies listed on the NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ’s corporate governance standards. Our continued listing on the NASDAQ Capital Market is subject to compliance with all requirements, including the $2.5 million stockholders equity requirement, for continued listing on that market by May 20, 2009. We are currently pursuing strategic initiatives, including, but not limited to, raising capital, that if successful may enable us to comply with the NASDAQ Capital Markets minimum stockholder’s equity requirement.  If we are unable to meet the continued listing requirements of the NASDAQ Capital Market and our common stock becomes delisted, the ability of stockholders to sell our common stock and the liquidity, trading market and price of our common stock could be adversely affected.

If we are unable to raise additional funds when needed, we may have to delay or reduce the scope of or eliminate some or all of our development programs or we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair your investment.

Results of Operations

Three month periods ended March 31, 2009 and 2008

Sales.   Our sales in the three months ended March 31, 2009 increased by 23% to $2.7 million compared with $2.2 million during the corresponding period in 2008. This increase related primarily to increased sales in Japan, which accounted for 17% of sales in the three months ended March 31, 2009 compared with 4% of sales in the corresponding period  in 2008. Sales of reload cartridges totaled approximately $1.3 million during the three months ended March 31, 2009 compared to approximately $0.5 million during the three months ended March 31, 2008.

Cost of sales and gross profit.   Our cost of sales in the three months ended March 31, 2009 decreased by 15%, to $2.2 million compared with $2.6 million during the corresponding period in 2008.  Our gross margin was $0.6 million, or 21% of sales, in the three months ended March 31, 2009 compared to a gross margin of ($0.3 million) or (15%) of sales, during the corresponding period in 2008.  Our gross margins in 2009 improved versus 2008 due to improvements in our manufacturing process, including our Reload Automation Machine, or RAM.  However, gross margins are likely to fluctuate from period to period until we are able to realize further economies of scale in our purchasing and manufacturing process through increased manufacturing capacity utilization and automation.

Research and development expenses.   Our research and development expenses in the three months ended March 31, 2009 decreased by 49% to $0.8 million, compared with $1.6 million during the corresponding period in 2008 due to our restructuring initiative that was implemented in the fourth quarter of 2008.  The restructuring initiative included headcount reductions and a redeployment of much of our available resources to our engineering and technical support obligations under the Intuitive Agreements.  Research and development costs decreased as a percentage of sales to 29% in the three months ended March 31, 2009, compared with 71% of sales during the corresponding period in 2008.

Sales and marketing expenses.   Our domestic and international sales and marketing expenses in the three months ended March 31, 2009 decreased by 49%, to $3.5 million, compared with $6.8 million during the corresponding period in 2008, and decreased as a percentage of sales to 127% of sales in the three months ended March 31, 2009, compared with 306% of sales during the corresponding period in 2008.  The decrease in dollar amount in 2009 was primarily due to a reduction in our sales force and improved efficiencies in our sales and marketing department.

General and administrative expenses.   Our general and administrative expenses in the three months ended March 31, 2009 decreased by 13%, to $2.6 million, compared with $3.0 million during the corresponding period in 2008, and decreased as a percentage of sales to 96% in the three months ended March 31, 2009, compared to 135% during the corresponding period in 2008. The decrease in general and administrative expenses related primarily to the restructuring initiative that was implemented in the fourth quarter of 2008, offset by an increase in share-based compensation expense.

Interest and other income.  Our interest and other income in the three months ended March 31, 2009 decreased by 77% to $44 thousand compared with $195 thousand during the corresponding period in 2008, due to significantly lower average cash balances and lower interest rates.

Interest expense.  Our interest expense in the three months ended March 31, 2009 and 2008 totaled approximately  $0.7 million for each period and relates primarily to our Convertible Notes issued in March 2007.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and judgments are inherently subject to uncertainty. On an ongoing basis, we re-evaluate our judgments and estimates, including those related to uncollectible accounts receivable, inventories, recoverability of long-lived assets, stock-based compensation, accrued expenses and other contingencies. We base our estimates and judgments on our historical experience and on other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and material effects on our operating results and financial position could result. The accounting policies described below are those which, in our opinion, involve the most significant application of judgment or involve complex estimation, and which could, if different judgments or estimates were made, materially affect our reported results of operations.

Revenue recognition.  Most of our revenue historically has been derived from the sale of single-patient, disposable loading units and from the sale of reload cartridges for reusable Intelligent Surgical Instruments. Revenue related to the sale of such individual products is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured, which is generally at the time of shipment upon delivery to a common carrier.

We also consider the provisions of EITF, 00-21, Revenue Arrangements with Multiple Deliverables, when recognizing revenue. Under multiple-element arrangements involving the sale of multiple products, services and/or rights to use assets, the multiple elements are divided into separate units of accounting when certain criteria are met, including whether the delivered items have stand alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. When separate units of accounting exist, consideration is allocated among the separate elements based on their respective fair values. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value for each undelivered element does exist or until all elements of the arrangement are delivered.

Our Intelligent Surgical Instrument surgical platform includes cutting and stapling devices in a variety of sizes and linear, right angle and circular configurations designed for differing surgical needs. Our Intelligent Surgical Instruments are available in a reusable multiple-patient format which can be autoclaved and used in multiple cases. Our reusable Intelligent Surgical Instruments use disposable cutting and stapling cartridges in various sizes, which we refer to as reload cartridges and digital loading units.

We instituted a program in 2007 whereby we may provide reusable Intelligent Surgical Instruments and FlexShafts to customers at no cost. In certain cases, we offer such Intelligent Surgical Instruments and FlexShafts at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, we recognize revenue ratably over the period of delivery of the reload cartridges, as long as such revenue is not contingent on the delivery of the undelivered products. We have in certain cases agreed to transfer title to such systems to the customer upon the customer’s purchase of a specified number of disposable Intelligent Surgical Instruments although the customer is under no obligation to purchase the Intelligent Surgical Instruments. In these instances, we recognize revenue attributable to the complete system as the Intelligent Surgical Instruments are delivered.

We currently make our i60, i45 and iDrive instruments available to customers at no charge under an “in service under evaluation” program. The evaluation period is typically six months and we expect to derive recurring revenues from sales of the reload cartridges necessary for the evaluation instruments’ use. At the end of the evaluation period, customers have the option to (i) buy the equipment and continue to receive reload cartridge pricing consistent with that of the evaluation period, (ii) keep the equipment and agree to higher sales prices on the reload cartridge than was charged during the evaluation period or (iii) return the equipment with no further obligation.

Revenue Recognition—Arrangement with Intuitive Surgical, Inc.

In September 2008, we entered into two agreements with Intuitive. The first agreement is a License and Development Agreement under which Intuitive expects to develop a surgical stapling device which will attach to its da Vinci™ Surgical Systems and will utilize our patented technology. Once developed, this attachment will enable the da Vinci™ Surgical System to cut and staple tissue in a broad array of surgical applications. The second agreement is an exclusive Reload Supply Agreement whereby we will manufacture and be the exclusive supplier to Intuitive of staple reloads for the newly developed device at agreed upon prices.

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

We have identified four deliverables within this arrangement: (i) the license to utilize our patented technology, (ii) consultative services during Intuitive’s development of the new device, (iii) a six-year supply arrangement to supply reload cartridges to Intuitive, including a minimum purchase obligation during the first 18 months subsequent to the first commercial sale of the device by Intuitive to a third party and (iv) a significant and incremental discount on the future purchases of reload cartridges. We have concluded that these deliverables should be accounted for as a single unit of accounting, with recognition of revenue for the single unit of accounting commencing upon the delivery of the final element in the arrangement (i.e., commencement of delivery of the staple reload cartridges contemplated by the Reload Supply Agreement). Accordingly, the $15.0 million we have received since September 2008 has been deferred and is reported in the consolidated financial statements as deferred revenue as of March 31, 2009. Additional milestone payments, if received, will also be deferred until the first commercial sale of the device to a third party.

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

Share-based compensation

Our share-based compensation is accounted for in accordance with the fair value recognition provisions of SFAS No. 123 (revised 2004) Share-Based Payments, or SFAS 123(R). In addition, we account for our share-based compensation to non-employees in accordance with EITF 96-18. We use the Black-Scholes option-pricing model to estimate the fair value our share-based awards as of the date of grant. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are generally the estimated lives of the share-based awards and the estimated volatility of the our common stock price. The Black-Scholes model is sensitive to changes to these two data inputs.

Beginning in fiscal year 2006, we calculated the estimated life of stock options granted using a “simplified” method, based upon guidance from the SEC as contained in SAB No. 107 permitting the initial use of this method through 2007. In December 2007, the SEC issued SAB No. 110, which was effective January 1, 2008, expressing the expectation that companies should be employing information from internal or external sources about employee stock option exercise behavior when developing estimates of expected term as they relate to stock option valuations. SAB No. 110 states that the SEC will continue to accept the use of the “simplified” method, under certain circumstances, beyond December 31, 2007. We evaluated the exercise behavior of our employees and determined that the exercise history was an inadequate measure of the expected term of our stock options. Therefore, we have continued our use of the simplified method as prescribed in SAB No. 107. Expected stock price volatility is typically based on the daily historical trading data from an appropriate point in time through the last day of the applicable period. Because our historical trading data only dates back to October 26, 2007, the first trading date subsequent to our initial public offering, the expected volatility of our common stock was calculated for each date of grant based on an alternative method (defined as “calculated value”). We identified similar public entities for which share price information is available and have considered the historical volatility of these entities’ share prices in estimating expected volatility.

Recent Accounting Pronouncements

We adopted SFAS No. 157, effective January 1, 2008, for financial assets and liabilities.  In addition, effective January 1, 2009, we adopted SFAS No. 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of March 31, 2009 and December 31, 2008, the fair value of all of our financial assets is based on level one observable inputs. The implementation of SFAS No. 157 for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of March 31, 2009. The provisions of SFAS No. 157 will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Liabilities or SFAS No. 159.  SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value. Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007.  We did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of SFAS No. 159 did not have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, or FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. We adopted FSP No. APB 14-1 effective January 1, 2009. The adoption of APB 14-1 did not have an impact on our consolidated financial statements as of and for the three months ended March 31, 2009.

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS No. 133 and/or EITF 00-19. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted EITF 07-5 effective January 1, 2009. The fair value of certain of our outstanding warrants to which this guidance applies was not material as of March 31, 2009. As such, our adoption of EITF 07-5 did not have a material impact on our consolidated financial statements as of and for the three months ended March 31, 2009.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

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

The interest rates on our Convertible Notes are not subject to market fluctuations and therefore our market risk is limited.

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

Item 4.             Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31,2009.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were ineffective due to the material weaknesses described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, filed with the SEC on April 9, 2009, which identified the material weakness listed below that had not been fully remediated at March 31, 2009.

Our management determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. The material weakness resulted in the identification of adjustments during the financial statement close process in 2008 that have been recorded in the consolidated financial statements. Until this design deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

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

In addition, our management determined that we have a material weakness in our entity-level controls as we did not have a control to prevent loans to executive officers. In connection with the review of our internal controls, management noted that in October 2008 we made an advance of salary of approximately $24,000 to our president and chief executive officer, Michael Whitman. Such advance was made by us on Mr. Whitman’s behalf to Mr. Whitman’s brokerage account to enable Mr. Whitman to satisfy a margin call requirement in cash rather than in shares of our common stock, which would have resulted in sales of our stock during a restricted trading period. This advance was approved by our then chief financial officer and was repaid by Mr. Whitman in full in December 2008.

Following an investigation by the Audit Committee of the Board of Directors, our Board of Directors, with our chief executive officer and president having removed himself from its deliberations, determined that the advance was an inadvertent violation of Section 402 of the Sarbanes-Oxley Act of 2002 which our internal controls and procedures did not prevent. Our then chief financial officer, did not consider that short term salary advances are deemed to be loans under the provisions of Section 402 of the Sarbanes-Oxley Act and therefore was unaware of the Section’s prohibitions on such advances to executive officers. Our Board of Directors determined that this matter was an isolated incident and required the payment of imputed interest calculated based on an annual interest rate of 2.19% on the amounts of salary advanced, which Mr. Whitman has paid. In addition, the Board of Directors has terminated our consulting arrangement with our former chief financial officer. Our chief executive officer and president is now aware of this requirement of the

Sarbanes-Oxley Act of 2002 and will ensure that he avoids any violation thereof in the future. In response to this matter, the Board of Directors has instructed our current chief financial officer to undertake a thorough review of our internal controls and procedures with the intention of expanding and formalizing our policies and procedures to avoid future violations of the Sarbanes-Oxley Act of 2002, and other applicable laws, rules and regulations. This review by our chief financial officer is in process. The Board of Directors intends to institute mandatory corporate governance and Sarbanes-Oxley Act of 2002 training for management and our accounting staff.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:                                               OTHER INFORMATION

Item 1:   Legal Proceedings.

Product liability suit in Belgium.    In early December 2004, we were made a party to a lawsuit filed in a Belgian court on September 30, 2004 by a patient and his co-habitating female partner against the insurer for a Belgian surgeon and hospital as well as against PMI’s former Belgian distributor. The complaint alleged that the patient suffered injuries as a result of a surgery performed using one of our surgical instruments. The complaint alleged that our instrument was “deficient” and claimed estimated damages in the amount of €100,000 with “reservation for modification during the proceedings.” We have notified our insurance carrier of the lawsuit and the carrier has not disclaimed coverage. We intend to continue to contest the claim with the assistance of U.S. and Belgian counsel. We have accrued $100,000 in our consolidated financial statements as of March 31, 2009 for this matter, which represents our best estimate of the potential liability related to this claim.

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

We prevailed in the Hooven patent infringement action, and the products in question were found not to infringe this patent. Ethicon Endo-Surgery did not appeal the infringement decision and the case is closed. In the related nullity action, the Hooven patent was upheld in a modified form. No appeal was taken and the case is now closed.

We prevailed in both the infringement and nullity actions related to the Clark patent. The products in question were found not to infringe this patent and the nullity court declared the asserted patent revoked. Ethicon Endo-Surgery is appealing both the infringement and nullity decisions. The infringement appeal has been stayed by the appellate court until the final outcome of the nullity proceedings, which is not expected before 2010. We lost the infringement action related to the Rothfuss patent, which concerns a particular stapling cartridge that can be used in our surgical instruments. We are appealing that infringement decision. We prevailed in the nullity action related to the Rothfuss patent and the nullity court declared the asserted patent revoked. Ethicon has appealed this decision.

In the Rothfuss infringement action, Ethicon Endo Surgery asserts that it is entitled to collect damages of approximately €526,000 and has instituted damages proceedings for part of its claim, asking the Düsseldorf court for a partial damages award of at least €142,000, or alternatively, €263,000.

We introduced a redesigned stapling product that would not infringe the Rothfuss patent even if the patent and the infringement decision were upheld. Subsequently, the appeal court stayed the provisional enforcement of the district court ruling in Ethicon Endo-Surgery’s favor in the Rothfuss patent infringement litigation and we re-introduced the product accused of infringement in that case.

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

We have not accrued any amount in our consolidated financial statements as of March 31, 2009 for these matters.

Duo-Med litigation in Belgium.    In August 2008, our former Belgian distributor, Duo-Med, S.A., initiated a breach of contract action against us in the Commercial Court of Brussels in Belgium. The complaint alleges that we breached our distribution agreement with Duo-Med by failing to provide proper notice when we terminated that agreement in May 2007 and that, as the result of problems with our products, Duo-Med was unable to sell its existing inventory. The complaint asserts damages totaling approximately €460,000. We believe that the allegations in this matter are without merit and intend to vigorously defend against them. We have not accrued any amount in our consolidated financial statements as of March 31, 2009 for this matter.

 Item 1A.                Risk Factors.

Risks Related to Our Business

We will be required to raise additional capital. If we cannot raise such capital, we will be forced to curtail operations, consummate transactions with respect to our assets that we might not otherwise enter into, attempt to sell our company, cease operations or declare bankruptcy.

As March 31, 2009, we had cash and cash equivalents of approximately $4.7 million. In addition, as of March 31, 2009, we had total liabilities of approximately $45.2 million, including approximately $25.0 million of Convertible Notes due to be paid in March 2010.

Our operations to date have required significant cash expenditures. We have incurred net losses in each year since our inception and have an accumulated deficit at March 31, 2009 of $223.2 million. We believe that our current cash and cash equivalents, together with our expected near-term future sales and milestones, will be sufficient to meet our anticipated cash requirements through June 30, 2009. We must raise additional capital. We are actively pursuing initiatives to raise additional funds through license and development agreements with corporate partners or public and private offerings of securities, including debt or equity financings. Given the recent and continued turmoil in the capital markets, there are a number of risks and uncertainties related to our attempts to complete a financing or strategic partnering arrangement that are outside our control. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. In addition, we may enter into arrangements to extend the maturity of, purchase, redeem, replace or otherwise modify the terms of the Convertible Notes, and any such arrangements may require us to expend additional cash. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency.

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

•                  the effect of competing technological and market developments; and

•                  licensing technologies for future development.

Historically, we have financed our operations and internal growth primarily through private placements of equity securities and debt and, more recently, our initial public offering. We cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities or debt, significant dilution may occur. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to obtain additional debt financing will be limited by certain covenants we have made to holders of our Convertible Notes. In addition, if we default in the payment of our obligations under our Convertible Notes, our noteholders will be entitled to exercise their rights as creditors.

If we are unable to raise additional funds when needed, we will need to:

•                  delay, scale-back or eliminate some or all of our research and product development programs;

•                  license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

If we take any of the above actions, the value of your investment in us could be materially impaired or eliminated.

As of March 31, 2009, there were approximately 3.0 million stock options and approximately 1.0 million warrants outstanding. These equity instruments represent approximately 23% of our shares outstanding at March 31, 2009. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We are a company with a limited operating history and have sustained net losses since our inception, including a net loss of $6.9 million in the three months ended March 31, 2009 and net losses of $42.3 million and $36.8 million for the years ended December 31, 2008 and 2007, respectively. We had an accumulated deficit of $223.2 million at March 31, 2009. We expect to continue to incur significant operating losses at least through 2009. Our losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and could cause us to take actions that could materially impair or eliminate the value of your investment in us.

We are dependent on our next generation wireless handheld technology incorporated in our i60, i45 and iDrive products, and we cannot be certain that our technology and our products will achieve the broad market acceptance necessary to develop a sustainable, profitable business.

Historically, most of our revenue has been derived from the sale of our single-patient, disposable Intelligent Surgical Instruments and, to a lesser extent, from the sale of reload cartridges for our reusable Intelligent Surgical Instruments. We expect that as our installed base of reusable, multiple-patient Intelligent Surgical Instruments grows and the number of firings of our instruments increases, sales of reload cartridges will become the largest component of our total sales. It is difficult to predict the penetration, future growth rate or size of the market for our next generation of wireless handheld products.

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

We have limited manufacturing experience, have experienced significant manufacturing problems in the past and may encounter difficulties in increasing production to provide an adequate supply to customers.

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

The historical unit costs for our products, based on limited manufacturing volumes, have been very high in relation to our sales, resulting in low or negative gross margins. It will be necessary for us to achieve substantial reductions in our cost of sales as a percentage of sales in order to become profitable. The transition to in-house production or to new production processes initially had a negative effect on our manufacturing yields or costs, which adversely affected our gross margins in the first half of 2008. While we saw improvements to our gross margins in the second half of 2008 and the first quarter of 2009, due to these new production processes, we may not be able to maintain such margins as new products are introduced to the market. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to perform these processes. We cannot assure you that we will be able to achieve the significant cost reductions in the manufacture of our products necessary for our business to achieve profitability.

If our products are not considered to be a safe and effective alternative to existing technologies, we will not be commercially successful.

Our success depends upon acceptance of our technology by the medical community as safe, clinically effective and cost effective and a preferred device as compared to products of our competitors. We have not collected, and are not aware that others have collected, long-term data regarding efficacy, safety and clinical outcomes associated with the use of our products. Any data that is generated in the future may not be positive or consistent with our current, largely anecdotal data, which would negatively affect market acceptance and the rate at which our Intelligent Surgical Instruments are adopted. Equally important will be physicians’ perceptions of the safety of our products. Our technology is relatively new in surgery, and the results of short-term clinical experience with our Intelligent Surgical Instruments do not necessarily predict long-term clinical benefits as compared to the products of our competitors. If, over the long term, our Intelligent Surgical Instruments do not meet surgeons’ expectations as to safety, efficacy and ease of use, our Intelligent Surgical Instruments may not become widely adopted.

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

In October 2008, we implemented a restructuring plan aimed at reducing costs, primarily through headcount reductions. As of March 31, 2009, we had approximately 127 employees globally, compared with 177 in March 2008. It is possible that our management, finance, technical and regulatory personnel, systems and facilities currently in place may not be adequate to support our expected future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

We have concluded that there are material weaknesses in our internal controls over financial reporting, and if we are unable to achieve and maintain effective internal controls over financial reporting, investors could lose confidence in our financial statements and our company, which could have a material adverse effect on our business and stock price.

We determined that we have a material weakness in our internal control over financial reporting related to not having a sufficient number of personnel with the appropriate level of experience and technical expertise to appropriately resolve non-routine and complex accounting matters or to evaluate the impact of new and existing accounting pronouncements on our consolidated financial statements while completing the financial statement close process. The material weakness resulted in the identification of adjustments during the financial statement close process in 2008 that have been recorded in the consolidated financial statements. Until this design deficiency in our internal control over financial reporting is remediated, there is a reasonable possibility that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our internal controls in a timely manner.

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

In addition, we determined that we have a material weakness in our entity-level controls as we did not have a control to prevent loans to executive officers. In connection with the review of our internal controls, we noted that in October 2008 we made an advance of salary of approximately $24,000 to our president and chief executive officer, Michael Whitman. Such advance was made by us on Mr. Whitman’s behalf to Mr. Whitman’s brokerage account to enable Mr. Whitman to satisfy a margin call requirement in cash rather than in shares of our common stock, which would have resulted in sales of our stock during a restricted trading period. This advance was approved by our then chief financial officer and was repaid by Mr. Whitman in full in December 2008.

Following an investigation by the Audit Committee of the Board of Directors, our Board of Directors, with our chief executive officer and president having removed himself from its deliberations, determined that the advance was an inadvertent violation of Section 402 of the Sarbanes-Oxley Act of 2002 which our internal controls and procedures did not prevent. Our then chief financial officer, did not consider that short term salary advances are deemed to be loans under the provisions of Section 402 of the Sarbanes-Oxley Act and therefore was unaware of the Section’s prohibitions on such advances to executive officers. Our Board of Directors determined that this matter was an isolated incident and required the payment of imputed interest calculated based on an annual interest rate of 2.19% on the amounts of salary advanced, which Mr. Whitman has paid. In addition, the Board of Directors has terminated our consulting arrangement with our former chief financial officer. Our chief executive officer and president is now aware of this requirement of the Sarbanes-Oxley Act of 2002 and will ensure that he avoids any violation thereof in the future. In response to this matter, the Board of Directors has instructed our current chief financial officer to undertake a thorough review of our internal controls and procedures with the intention of expanding and formalizing our policies and procedures to avoid future violations of the Sarbanes-Oxley Act of 2002, and other applicable laws, rules and regulations. This review by our chief financial officer is in process. The Board of Directors intends to institute mandatory corporate governance and Sarbanes-Oxley Act of 2002 training for management and our accounting staff.

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

Our business exposes us to significant risks of product liability claims that are inherent in the testing, manufacturing and marketing of medical devices. The medical device industry has historically been subject to extensive product liability litigation. We have in the past been, and in the future may be, subject to claims by consumers, healthcare providers, third-party payors or others selling our products if the use of our products were to cause, or merely appear to cause, injury or death. We are currently the subject of a product liability suit in Belgium. Any weakness in training and service associated with our products may result in other product liability lawsuits. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or adequate amounts. A product liability claim, regardless of its merit or eventual outcome or the availability of insurance coverage, could result in:

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

The manufacturing and marketing of our products involve an inherent risk of product liability claims. In addition, our product development and production processes are complex and could expose our products to defects. Additionally, problems experienced by our customers, such as difficulty in consistently seating our reload cartridges, may be perceived by them as quality defects. Our Intelligent Surgical Instruments also incorporate sophisticated computer software. Complex software frequently contains errors, especially when first introduced. We cannot assure you that our software will not experience errors or performance problems in the future. If our products have, or are perceived to have, mechanical defects or software errors or have performance problems, we would likely experience:

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

During the three months ended March 31, 2009 and 2008, sales in international markets totaled 31% and 15%, respectfully. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our international sales are denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

Our future business and operating results depend significantly on the continued contributions of our key technical personnel and senior management, particularly those of Mr. Whitman. These individuals and the services they provide would be difficult to replace. While we are subject to certain severance obligations to Mr. Whitman, either he or we may terminate his employment at any time and for any lawful reason or for no reason. Our business and future operating results also depend significantly on our ability to attract and retain qualified management, manufacturing, technical, regulatory, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel.

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

Until our initial public offering in October 2007, there was no public market for shares of our common stock. Since our initial public offering, the closing market price of our common stock has ranged from $0.22 at its low point in December 2008 to $14.40 at its high point in February 2008. The closing market price of our common stock during the first quarter of 2009 ranged from $0.24 at its low point in January 2009 to $0.69 at its high point in February 2009. The market price for our common stock is likely to continue to fluctuate as a result of a number of factors, including:

•                  developments relating to our efforts to obtain additional financing to fund our operations or our issuance of additional debt or equity securities;

•                  if we are unable to obtain such additional financing or issue such debt or equity securities, our consequent need to:

•                  delay, scale-back or eliminate some or all of our research and product development programs;

•                  license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy;

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

Our common stock may be subject to delisting from the NASDAQ Capital Market. In October 2008, we received a notification from the NASDAQ indicating that we were not in compliance with the NASDAQ Global Market’s continued listing requirements set forth in Marketplace Rule 4450(b)(1)(A) because the market value of our listed securities was below $50.0 million for 10 consecutive trading days. In January 2009, we were the subject of a hearing before a NASDAQ listing qualifications panel to determine whether our common stock’s continued listing was warranted. At the hearing, we requested a transfer of our listing from the NASDAQ Global Market to the NASDAQ Capital Market. On March 23, 2009, the NASDAQ notified us that our request had been granted. The transfer took effect on March 25, 2009. Our common stock continues to trade under the symbol PMII. The

NASDAQ Capital Market is a continuous trading market that operates in the same manner as the NASDAQ Global Market. The NASDAQ Capital Market includes the securities of approximately 450 companies. All companies listed on the NASDAQ Capital Market must meet certain financial requirements and adhere to NASDAQ’s corporate governance standards. Our continued listing on the NASDAQ Capital Market is subject to compliance with all requirements, including the $2.5 million stockholders’ equity requirement, for continued listing on that market by May 20, 2009. We are currently pursuing strategic initiatives, including, but not limited to, raising capital, that if successful may enable us to comply with the NASDAQ Capital Markets minimum stockholder’s equity requirement. If we are unable comply with the requirements for continued listing on the NASDAQ Capital Market and our common stock becomes delisted from that exchange, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board. If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

If our common stock would not be able to be traded on the OTC Bulletin Board, we would make every effort to have it available for trading on the National Quotation Bureau’s Pink Sheets, or the Pink Sheets. The Pink Sheets market consists of security firms who act as market makers in the stocks, usually, of very small companies. The bid and asked prices are not quoted electronically, but are quoted daily in “hard copy,” which is delivered to firms that subscribe. Stocks that trade in the Pink Sheets are usually not as liquid as those that trade in electronic markets and, often times, the difference between the bid and the asked prices are substantial. As a result, if our common stock were traded on the Pink Sheets, there would likely be a further negative effect on the liquidity, trading market and price of our common stock even compared to that we might suffer if we were traded on the OTC Bulletin Board.

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

Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 45% of the outstanding shares of our common stock, assuming no exercise of outstanding options and warrants or conversion of our Convertible Notes. Accordingly, these executive officers, directors and principal stockholders, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Much of the technology used in the markets in which we compete is covered by patents. Our commercial success will depend in large part on our ability to obtain and maintain patent and trade secret protection for our products and methods. We currently hold 24 issued United States patents, five granted European patents, more than 100 pending United States and foreign patent applications and two licensed patents that cover key aspects of our technology. Our issued patents expire at various dates beginning in 2019. The loss of our patents could reduce the value of the related products. In addition, the cost to litigate infringements of our patents or the cost to defend ourselves against patent infringement actions by others could be substantial.

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

Between February 2007 and May 2008, the FDA conducted two inspections of our facilities. Each of those inspections resulted in the issuance of a Notice of Inspectional Observations, or Form 483. Certain observations regarding our processes for handling customer complaints and submitting medical device reports were identified by the FDA as areas of possible non-compliance with the FDA regulations. For each of the Form 483s issued by the FDA, we submitted a timely response which identified our proposed corrective action plans to address these inspectional observations. The FDA has not issued an Establishment Inspection Report, or EIR, which officially closes an inspection, for either the 2007 or 2008 inspections. Regarding the most recent inspection, which occurred from April 7, through May 21, 2008, we submitted to the FDA a written response to the Form 483 on May 30, 2008. That response described the corrective actions that we were taking to address the inspectional observations identified in the Form 483. We also submitted various follow up letters to the FDA regarding the status of our ongoing corrective actions. On October 21, 2008, the FDA issued a warning letter to us. The warning letter listed the same inspectional observations identified in the Form 483. The warning letter also acknowledged the FDA’s receipt of our Form 483 response and indicated that the agency would verify that we have taken such corrective actions during a future inspection. On November 5, 2008, we submitted a written response to the warning letter which updated the agency on the status of our ongoing corrective actions. The FDA acknowledged receipt of our warning letter response on January 27, 2009. In that letter, the FDA stated that the adequacy of our corrective actions will be determined during the FDA’s next inspection. We also have provided the FDA with regular updates regarding the status of our corrective actions. We expect to be re-inspected by the FDA in 2009. If the FDA finds additional inspectional observations, or if the FDA is not satisfied with our corrective actions to the 2008 inspection and warning letter, we could be subject to sanctions, including:

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

•                  refusal to grant export approval for our products; and

•                  criminal prosecution.

We must upgrade and correct deficiencies in our regulatory compliance operations and our failure to do so could impair our ability to market our products or lead to regulatory enforcement action against us.

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

To address the FDA’s inspectional observations made during on-site inspections of the Langhorne, Pennsylvania facility, we have begun the process of improving our complaint handling and medical device reporting procedures to ensure our compliance with the FDA’s quality system regulations and our related controls and internal audit functions. In 2008 we engaged an independent consultant to audit our compliance with certain aspects of the FDA’s quality system regulations. While certain improvements were noted, further improvements are necessary in our corrective action and preventative action processes. We also have engaged a third-party to supervise our MDR decision making process, which will continue until the FDA clears the Warning letter it issued to us in October 2008.

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

Certain of our new products will require FDA 510(k) clearance to market or may even require FDA approval of a PMA. We will need to develop our regulatory strategies for obtaining clearance or approval of new products, as necessary. The FDA may not approve or clear such products for the indications that are necessary or desirable for successful commercialization. In addition, the FDA may refuse our requests for 510(k) clearance to market or premarket approval of new products, new intended uses or modifications to existing products. Failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

If we or our contract manufacturers fail to comply with the FDA’s Quality System Regulations, our manufacturing operations could be interrupted and our product sales and operating results could suffer.

Our finished goods manufacturing processes, and those of some of our contract manufacturers, are required to comply with the FDA’s Quality System Regulations, or QSRs, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its QSRs through periodic inspections of manufacturing facilities. We and our contract manufacturers have been, and anticipate continuing to be, subject to such inspections. If our manufacturing facilities or those of any of our contract manufacturers fail to take satisfactory corrective action in response to an adverse QSR inspection, the FDA could take enforcement action, including any of the following sanctions, which could have a material impact on our operations:

•                  untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•                  unanticipated expenditures to address or defend such actions;

•                  customer notifications for repairs, replacements or refunds;

•                  recall, detention or seizure of our products;

•                  operating restrictions or partial suspension or total shutdown of production;

•                  refusing or delaying our requests for 510(k) clearance or premarket approval of new or modified products;

•                  withdrawing 510(k) clearances on PMA approvals that have already been granted;

•                  refusal to grant export approval for our products; and

•                  criminal prosecution.

Between February 2007 and May 2008, the FDA conducted two inspections of our facilities. Each of those inspections resulted in the issuance of a Notice of Inspectional Observations, or Form 483. Certain observations regarding our processes for handling customer complaints and submitting medical device reports were identified by the FDA as areas of possible non-compliance with FDA regulations. For each of the Form 483s issued by the FDA, we submitted a timely response, which identified our proposed corrective action plans to address these inspectional observations. The FDA has not issued an Establishment Inspection Report, or EIR, which officially closes an inspection, for either the 2007 or 2008 inspections. Regarding the most recent inspection, which occurred from April 7, 2008 through May 21, 2008, we submitted to the FDA a written response to the Form 483 on May 30, 2008. That response described the corrective actions that we were taking to address the inspectional observations identified in the Form 483. We also submitted various follow up letters to the FDA regarding the status of our ongoing corrective actions. On October 21, 2008, the FDA issued a warning letter to us. The warning letter listed the same inspectional observations identified in the Form 483. The warning letter also acknowledged the FDA’s receipt of our

Form 483 response and indicated that the agency would verify that we have taken such corrective actions during a future inspection. On November 5, 2008, we submitted a written response to the warning letter which updated the agency on the status of our ongoing corrective actions. The FDA acknowledged receipt of our warning letter response in a January 23, 2009. In that letter, the FDA stated that the adequacy of our corrective actions will be determined during the FDA’s next inspection. We also have provided the FDA with regular updates regarding the status of our corrective actions. We expect to be re-inspected by the FDA in 2009. If the FDA finds additional inspectional observations, or if the FDA is not satisfied with our corrective actions to the 2008 inspection and warning letter, we could be subject to various enforcement actions as identified above.

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

•                  customer notifications for repairs, replacements or refunds;

•                  recall, detention or seizure of our products;

•                  operating restrictions or partial suspension or total shutdown of production;

•                  refusing or delaying our requests for 510(k) clearance or premarket approval of new or modified products;

•                  withdrawing 510(k) clearances on PMA approvals that have already been granted;

•                  refusal to grant export approval for our products; and

•                  criminal prosecution.

If our products cause or contribute to a death or serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

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

We currently market our products and intend to market our future products in a number of international markets. Although certain of our products have been approved for commercialization in Japan and CE market in the European Union, in order to market our products in other foreign jurisdictions we must obtain separate regulatory approvals. The approval procedure varies among jurisdictions and can involve substantial additional testing. Approval or clearance by the FDA does not ensure approval by regulatory authorities in other jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval in addition to other risks. In addition, the time required to obtain foreign approval may differ from that required to obtain FDA clearance or approval, and we may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market other than our current authorizations in the European Union and Japan.

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

Health care

Changes in the health care industry in the United States and elsewhere could adversely affect the demand for our products as well as the way in which we conduct our business. Significantly, the new administration and Congressional and state leaders have expressed a strong desire to reform the U.S. health care system. Included in this reform could be laws that narrow Medicare coverage or reduce reimbursement levels for healthcare services or items provided by physicians and hospitals. Furthermore, many private payors look to Medicare’s coverage and reimbursement policies in setting their coverage policies and reimbursement amounts such that federal reforms could influence the private sector as well. Finally, many states also may attempt to reform their Medicaid programs such that either coverage for certain items or services may be narrowed or reimbursement for them could be reduced. These healthcare reforms may adversely affect our business.

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

In addition, the requirements or restrictions imposed on us or our products may change, either as a result of administratively adopted policies or regulations or as a result of the enactment of new laws. Such changes are particular possibilities in light of the 2008 elections in the United States.  There may be heightened scrutiny by federal and state regulators and legislators of the FDA’s device approval process, the agency’s efforts to assure the safety of marketed devices, and physician payments and promotional activities by manufacturers. Any new regulations or statutory provisions could result in delays or increased costs during the period of product development, clinical trials, and regulatory review and approval, as well as increased costs to assure compliance.

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

Without limiting the generality of the foregoing, in 2007, the Food and Drug Administration Amendments Act of 2007, or the Amendments, were enacted. The Amendments require, among other things, that the FDA propose, and ultimately implement, regulations that will require manufacturers to label medical devices with unique identifiers unless a waiver is received from the FDA. Once implemented, compliance with those regulations may require us to take additional steps in the manufacture of our products and labeling. These steps may require additional resources and could be costly.

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

Item 2.                                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                        Defaults Upon Senior Securities.

None.

Item 4.                                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                                        Other Information.

On May 14, 2009, the Company, and Michael P. Whitman entered into a Third Amendment to the Second Amended and Restated Employment Agreement pertaining to Mr. Whitman’s service to the Company as its Chief Executive Officer (the “Third Amendment”).  The Company and Mr. Whitman had previously entered into a Second Amended and Restated Employment Agreement, dated as of March 23, 2007, as amended by the First Amendment to Second Amended and Restated Employment Agreement, dated as of February 8, 2008, and the Second Amendment to Second Amended and Restated Employment Agreement, dated as of February 6, 2009 (collectively with the Third Amendment, the “Agreement”).

The Third Amendment added clarifying language to the definition of Change of Control in the Agreement to remove a provision from an earlier agreement that stated that a transaction valuing the Company at less than $175.0 million would not constitute a Change of Control under the Agreement.  The Third Amendment also corrected the provision in the Agreement related to the payment of 2009 base salary to Mr. Whitman to state that such annual base salary under the Agreement is $385,000, increased by the October 2008 percentage increase in the U.S. Department of Labor Statistics Consumer Price Index for Urban Wage Earners and Clerical Workers.  Both such changes to the Agreement had been agreed by Mr. Whitman and the Compensation Committee of the Board of Directors of the Company at the time of execution of the Second Amendment to Second Amended and Restated Employment Agreement but were not incorporated in the Second Amendment.

The Third Amendment is filed as Exhibit 10.1 to this Report on Form 10-Q.

Item 6.                                        Exhibits.

10.1	Third Amendment to Second Amended and Restated Employment Agreement, dated May 14, 2009 by and between Power Medical Interventions, Inc. and Michael P. Whitman (1)

31.1

Certification of the Principal Executive Officer of Power Medical Interventions, Inc. pursuant to Rule 13a-l4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Power Medical Interventions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Principal Executive Officer of Power Medical Interventions, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Power Medical Interventions, Inc. to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWER MEDICAL INTERVENTIONS, INC.
(Registrant)

May 14, 2009	By:	/s/ Michael P. Whitman
Michael P. Whitman
President and Chief Executive Officer

POWER MEDICAL INTERVENTIONS, INC.
(Registrant)

May 14, 2009	By:	/s/ Brian M. Posner
Brian M. Posner
Chief Financial Officer

Exhibit Index

10.1	Third Amendment to Second Amended and Restated Employment Agreement, dated May 14, 2009 by and between Power Medical Interventions, Inc. and Michael P. Whitman (1)

31.1

Certification of the Principal Executive Officer of Power Medical Interventions, Inc. pursuant to Rule 13a-l4(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Power Medical Interventions, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of the Principal Executive Officer of Power Medical Interventions, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2

Certification of the Principal Financial Officer and Chief Accounting Officer of Power Medical Interventions, Inc. to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed herewith