Form 10-Q
period 2009-06-30
Power Medical Interventions, Inc.
filed 2009-08-11
CIK 1398090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No  ☒.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, is as follows:

Class	Outstanding at August 7, 2009
Common stock, par value $0.001 per share	17,187,791

POWER MEDICAL INTERVENTIONS, INC.

PART I:                  FINANCIAL INFORMATION

Item 1.                    Consolidated Financial Statements (Unaudited)

Power Medical Interventions, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,277	$8,384
Restricted cash	—	875
Accounts receivable, net of allowance for doubtful accounts	1,380	1,290
Inventory	7,486	8,354
Prepaid expenses and other current assets	755	1,487
Total current assets	13,898	20,390

Property and equipment, net	3,918	4,380
Intangibles, net	1,225	1,192
Deferred financing fees	425	709
Other assets	199	223
Restricted cash	1,160	1,303
Total assets	$20,825	$28,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,561	$2,661
Accrued expenses	3,697	4,039
Long term debt, current portion	24,885	71
Total current liabilities	30,143	6,771

Long-term debt, net of current portion	196	24,921
Deferred revenue, long-term	20,000	12,500
Deferred rent, net of current portion	387	493
Total liabilities	50,726	44,685

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.001 par value, 200,000,000 shares authorized, 17,187,791 and 17,152,465 shares issued and outstanding, respectively	17	17
Additional paid-in capital	200,804	199,740
Accumulated other comprehensive loss	(17)	(20)
Accumulated deficit	(230,705)	(216,225)
Total stockholders’ deficit	(29,901)	(16,488)
Total liabilities and stockholders’ deficit	$20,825	$28,197

See accompanying notes to these unaudited condensed consolidated financial statements.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Operations

(Amounts in thousands, except share and per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Sales	$2,261	$2,159	$5,004	$4,384
Cost of Sales	2,030	3,018	4,191	5,575
	231	(859)	813	(1,191)

Costs and expenses
Research and development	811	1,508	1,615	3,091
Sales and marketing	3,507	5,961	7,001	12,758
General and administrative	2,708	2,622	5,333	5,635
	7,026	10,091	13,949	21,484

Operating loss	(6,795)	(10,950)	(13,136)	(22,675)

Other income (expense)
Interest and other income	9	90	53	284
Interest and other expense, net	(747)	(651)	(1,397)	(1,300)
Total other income (expense)	(738)	(561)	(1,344)	(1,016)

Net loss	$(7,533)	$(11,511)	$(14,480)	$(23,691)

Net loss per common stock share:
- Basic and diluted	$(0.44)	$(0.67)	$(0.84)	$(1.38)

Weighted average number of common stock shares outstanding:
- Basic and diluted	17,180,898	17,108,716	17,177,261	17,108,282

See accompanying notes to these unaudited condensed consolidated financial statements.

Power Medical Interventions, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Six Months
	Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,480)	$(23,691)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	995	876
Amortization of debt discount and deferred financing fees	408	408
(Gain) loss on disposal of property and equipment	(1)	22
Share-based compensation	1,064	900
Changes in operating assets and liabilities:
Accounts receivable	(72)	(43)
Inventory	925	(1,798)
Prepaid expenses and other assets	577	(176)
Accounts payable	(1,134)	(828)
Accrued expenses	(113)	(564)
Deferred rent	(106)	(93)
Deferred revenue	7,500	—
Net cash used in operating activities	(4,437)	(24,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(414)	(1,057)
Proceeds from sale of property and equipment	4	—
Patent application costs	(153)	(160)
Change in restricted cash	1,016	1,016
Net cash provided by (used in) investing activities	453	(201)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(35)	(34)
Net proceeds from issuance of common stock	—	72
Net cash (used in) provided by financing activities	(35)	38

Effect of exchange rate on cash and cash equivalents	(88)	168
Net decrease in cash and equivalents	(4,107)	(24,982)
Cash and equivalents, beginning of period	8,384	36,592
Cash and equivalents, end of period	$4,277	$11,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$879	$889

See accompanying notes to these unaudited condensed consolidated financial statements.

Power Medical Interventions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2009

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

On July 28, 2009, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with United States Surgical Corporation, a Delaware corporation (Parent) and wholly owned, indirect subsidiary of Covidien plc, an Irish company, and Covidien Delaware Corp., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub).  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on August 10, 2009, Merger Sub commenced a tender offer (the Offer) to purchase all of the outstanding shares of Common Stock, par value $0.001 per share, of the Company (the Shares), for $2.08 per Share in cash (the Offer Price).  Unless subsequently extended, the Offer will be open for twenty business days and is expected to be completed at 12:00 midnight at the end of September 4, 2009. The Company currently expects the transactions subject to the Merger Agreement (the Merger) to close by September 25, 2009, subject to the success of the Offer and other closing conditions.  See Note 9 to the condensed consolidated financial statements of the Company for further discussion of the Merger Agreement.

The condensed consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company incurred a net loss of approximately $14.5 million in the six months ended June 30, 2009 and net losses of approximately $42.3 million and $36.8 million for the years ended December 31, 2008, and 2007, respectively, and has an accumulated deficit of approximately $230.7 million at June 30, 2009. Losses are expected to continue at least through 2009. The Company believes that its cash and cash equivalents, together with the Company’s future sales, will be sufficient to meet its cash requirements through September 25, 2009, the latest date by which the Merger is expected to close. If the Merger does not close, the Company’s ability to meet its obligations in the normal course of business will be dependent on its securing additional external financing, increasing its customer and revenue base, and continuing to control expenses. There can be no assurance that if the Merger were not to close, such additional external financing will be available in amounts or on terms acceptable to the Company, if at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  On a stand-alone basis, the Company’s future cash requirements will depend on many factors, including its ability to increase its sales and improve its gross margins, and the success of its 2008 restructuring initiative. The Company implemented this restructuring initiative in the fourth quarter of 2008 to reduce cash used in operations through headcount reductions and other spending programs. Examples of such costs include certain sales and marketing costs, product development costs, clinical research costs, employee bonuses, and capital expenditures.

2.  Summary of Significant Accounting Policies

Unaudited interim financial data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the requirements of Form 10-Q and Regulation S-X.

The accompanying condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2009 and the results of its operations and cash flows for the three and six months ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the financial statements are unaudited. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period.

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

In certain cases, the Company offers its Intelligent Surgical Instruments at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, the Company recognizes the revenue ratably over the period of delivery of the reload cartridges, as long as such revenue is not contingent on the delivery of the undelivered products. The Company has in certain cases agreed to transfer title to such systems to the customer upon the customer’s purchase of a specified number of disposable Intelligent Surgical Instruments although the customer is under no obligation to purchase the Intelligent Surgical Instruments. In these instances, the Company recognizes revenue attributable to the complete system as the Intelligent Surgical Instruments are delivered.

The Company has also made its i60, i45 and iDrive instruments available to customers at no charge under an “in service under evaluation” program. The evaluation period has typically been six months and the Company has derived and continues to derive recurring revenues from sales of the reload cartridges necessary for the evaluation instruments’ use. At the end of the evaluation period, customers have the option to (i) buy the equipment and continue to receive reload cartridge pricing consistent with that of the evaluation period, (ii) keep the equipment and agree to higher sales prices on the reload cartridge than was charged during the evaluation period or (iii) return the equipment with no further obligation.

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

The Company’s revenues were derived from customers located in the following geographic regions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

North America	76%	82%	72%	83%
Europe	9%	11%	12%	12%
Asia	15%	7%	16%	5%

Amounts billed to customers for product shipping and handling are included in sales. Costs incurred related to product shipping and handling are included in cost of sales.

Revenue Recognition—Arrangement with Intuitive Surgical, Inc.

In September 2008, the Company entered into two agreements with Intuitive Surgical, Inc. The first agreement is a License and Development Agreement (the License and Development Agreement) under which Intuitive Surgical expects to develop a surgical stapling device which will attach to Intuitive Surgical’s da Vinci™ Surgical Systems and will utilize the Company’s patented technology. Once developed, this attachment will enable Intuitive Surgical’s da Vinci™ Surgical Systems to cut and staple tissue in a broad array of surgical applications. The second agreement is an exclusive Reload Supply Agreement whereby the Company will manufacture and will be the exclusive supplier to Intuitive Surgical of staple reloads for the newly developed device at agreed upon prices. The Company refers to the License and Development Agreement and the Reload Supply Agreement collectively as the Intuitive Agreements.

Under the terms of the Intuitive Agreements, the Company received an upfront license payment of $12.5 million in September 2008. The Company is responsible for providing, at its expense, up to an aggregate of 3,900 man hours of engineering and technical support services to Intuitive to assist Intuitive in designing and developing the new device.  In February 2009, the Company received a payment of $2.5 million related to the achievement of a development milestone. In May 2009, Intuitive Surgical elected to exercise its right under the License and Development Agreement to receive an irrevocable license to certain Company intellectual property in exchange for an accelerated aggregate milestone payment of $5.0 million. The Company received the $5.0 million payment in May 2009.  The Company was originally eligible to receive the $5.0 million in the form of milestone payments over the term of the License and Development Agreement if certain agreed upon development milestones were achieved.  The Company’s receipt of this $5.0 million payment precludes it from receiving additional milestone payments related to these development milestones. Since inception of the Intuitive Agreements, the Company has received a total of $20.0 million in payments from Intuitive Surgical.

The Company has identified four deliverables within this arrangement: (i) the license to utilize its patented technology, (ii) consultative services during Intuitive’s development of the new device, (iii) a six-year supply arrangement to supply reload cartridges to Intuitive, including a minimum purchase obligation during the first 18 months subsequent to the first commercial sale of the device by Intuitive to a third party and (iv) a significant and incremental discount on the future purchases of reload cartridges. The Company has concluded that these deliverables should be accounted for as a single unit of accounting, with recognition of revenue for the single unit of accounting commencing upon the delivery of the final element in the arrangement (i.e., commencement of delivery of the staple reload cartridges contemplated by the Reload Supply Agreement). Accordingly, the $20.0 million the Company has received since September 2008 has been deferred and is reported in the consolidated financial statements as deferred revenue, long-term as of June 30, 2009.

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

The following summarizes the potential outstanding common stock of the Company as of the end of each period (in thousands):

	June 30,	December 31,
	2009	2008
Convertible Notes	2,643	2,643
Common stock warrants	854	959
Common stock options outstanding	2,760	2,456
Common stock options available for grant	510	844
Total	6,767	6,902

If the outstanding options, warrants, and convertible notes were exercised or converted into common stock, the result would be anti-dilutive. Accordingly, basic and diluted net loss attributable to common stockholders per share are identical for all periods presented in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the second quarter of 2009, the Company adopted SFAS 165. The adoption of SFAS 165 did not have a significant impact on the Company’s consolidated financial statements or related footnotes. See Note 9 — Subsequent Events to our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which the Company adopted for the second quarter of 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements.  The adoption of FSP 107-1 had no material impact on the Company’s consolidated financial statements.

The Company adopted SFAS No. 157, Fair Value Measurements, or SFAS No. 157, effective January 1, 2008, for financial assets and liabilities.  In addition, effective January 1, 2009, the Company adopted SFAS No. 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, the Company primarily uses prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of June 30, 2009 and December 31, 2008, the fair value of all of the Company’s financial assets was based on level one observable inputs. The implementation of SFAS No. 157 for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of June 30, 2009. The provisions of SFAS No. 157 will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Liabilities, or SFAS No. 159.  SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities that are not otherwise required to be measured at fair value, at fair value. Under SFAS No. 159, companies would report unrealized gains and losses for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize up-front costs and fees related to those items in earnings as incurred. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007.  The Company did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of SFAS No. 159 did not have a material effect on its consolidated financial statements.

In May 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position No. Accounting Principles Board 14-1, or FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The Company adopted FSP No. APB 14-1 effective January 1, 2009. The adoption of APB 14-1 did not have an impact on the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2009.

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities, or SFAS No. 133, and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, or EITF 00-19. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted EITF 07-5 effective January 1, 2009. The fair value of certain of the Company’s outstanding warrants to which this guidance applies was not material as of June 30, 2009. As such, the Company’s adoption of EITF 07-5 did not have a material impact on its consolidated financial statements as of and for the three and six months ended June 30, 2009.

3.   License, Development and Supply Agreement with Intuitive Surgical

In September 2008, the Company entered into two agreements with Intuitive Surgical, Inc. The first agreement is a License and Development Agreement under which Intuitive Surgical expects to develop a surgical stapling device that will attach to Intuitive Surgical’s da Vinci™ Surgical Systems and will utilize the Company’s patented technology. Once developed, this attachment will enable Intuitive Surgical’s da Vinci™ Surgical Systems to cut and staple tissue in a broad array of surgical applications. The second agreement is an exclusive Reload Supply Agreement whereby the Company will manufacture and be the exclusive supplier to Intuitive Surgical of staple reloads for the newly developed device at agreed upon prices.

Under the terms of the Intuitive Agreements, the Company received an upfront license payment of $12.5 million in September 2008. The Company is responsible for providing, at its expense, up to an aggregate of 3,900 man hours of engineering and technical support services to Intuitive to assist Intuitive in designing and developing the new device.  In February 2009, the Company received a payment of $2.5 million related to the achievement of a development milestone. In May 2009, Intuitive Surgical elected to exercise its right under the License and Development Agreement to receive an irrevocable license to certain Company intellectual property in exchange for an accelerated aggregate milestone payment of $5.0 million. The Company received the $5.0 million payment in May 2009.  The Company was originally eligible to receive the $5.0 million in the form of milestone payments over the term of the License and Development Agreement if certain agreed upon development milestones were achieved.  The Company’s receipt of this $5.0 million payment precludes it from receiving additional milestone payments related to these development milestones.

See Note 2 to the condensed consolidated financial statements for a description of the Company’s revenue recognition treatment of consideration it has received under the Intuitive Agreements.

4.  Long-Term Debt

During March 2007, the Company sold $25.0 million of 7% Convertible Senior Secured Notes, or Convertible Notes, which generated net proceeds to the Company of $23.3 million (net of financing fees). Of this amount, $3.5 million was placed in escrow to fund the first four interest payments on the Convertible Notes. The Convertible Notes accrue interest initially at the rate of 7% per annum, payable semiannually in arrears, and were subject to an increase to 8.5% per annum in the event that a qualified initial public offering, or a Convertible Note Qualified IPO, did not occur by December 31, 2007. The contingent adjustable interest feature in the Convertible Notes is a derivative requiring bifurcation under SFAS No. 133. The value of the derivative was not deemed material during 2007 and the Company completed its initial public offering in October 2007, which met the requirements of a Convertible Note Qualified IPO. Interest that accrued on or before March 31, 2009 was payable in cash, while interest accruing after March 31, 2009 is payable, at the Company’s option, in cash or paid-in-kind in the form of additional notes, or the PIK Notes. The principal amounts of any such PIK Notes would have the same maturity as the Convertible Notes. Should the Company elect to pay interest on the Convertible Notes in PIK Notes, the interest rate on such PIK Notes shall be equal to the then applicable interest rate plus 1.5%. As of June 30, 2009 the Company had not yet determined whether it will exercise its option to make its next interest payment to the holders of the Convertible Notes in cash or in the form of PIK Notes. However, during the three months ended June 30, 2009, the Company accrued interest on the Convertible Notes at a rate of 8.5%, the interest rate that would be in effect if the Company elected to pay interest in the form of PIK Notes. Accrued interest of approximately $531 thousand and $438 thousand is recorded in the Company’s consolidated balance sheets as accrued expenses as of June 30, 2009 and December 31, 2008, respectively.

The Convertible Notes also require the payment of a terminal value that (i) will be due upon redemption or conversion of the Convertible Notes, (ii) will be considered part of the conversion amount for purposes of determining the conversion rate (see below) or (iii) will be due upon maturity as part of the principal amount. In each case, the terminal value payment which, as amended, is defined to equal 7% per annum of the applicable principal from the closing date of the Convertible Notes in March 2007 to October 31, 2007, the date of the Company’s initial public offering). This amount totals approximately $1.0 million. There is no possible future scenario in which the accrued terminal value would not be required to be paid to the holders of the Convertible Notes or realized by such holders upon conversion of the Convertible Notes. The accrued terminal value of approximately $1.0 million is included in accrued expenses in the accompanying balance sheets at June 30, 2009 and December 31, 2008.

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

In accounting for the Convertible Notes, the Company did not elect the fair value option for any financial assets or liabilities as permissible under the provisions of SFAS No. 159. However, as of June 30, 2009 the fair value of the $25.0 million of Convertible Notes, which are due in March 2010 and are no longer secured by the assets of the Company, is significantly lower than the carrying amount due to the Company’s current liquidity issues. See Note 9 to the condensed consolidated financial statements for disclosure regarding the Company’s recent announcement of the Merger Agreement. If the Merger is completed in September 2009 as currently anticipated, the fair value of the Convertible Notes would be positively impacted.

5.  Inventory

Inventory is stated at the lower of cost or market value, with cost being determined on a first-in, first-out (FIFO) basis and market value based on the lower of replacement cost, or the estimated net realizable value, reduced by an allowance for normal profit margin.  Inventory consists of the following (in thousands):

	As of	As of
	June 30, 2009	December 31, 2008
Raw Materials	$3,796	$4,478
Work in process	799	463
Finished goods	2,891	3,413
	$7,486	$8,354

During the three months ended June 30, 2009 and 2008, the Company recorded inventory obsolescence charges in the amount of approximately $195 thousand and $200 thousand, respectively.  During the six months ended June 30, 2009 and 2008, the Company recorded inventory obsolescence charges totaling $374 thousand and $501 thousand, respectively.

6.  Comprehensive Loss

The Company’s comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net loss	(7,533)	(11,511)	(14,480)	(23,691)
Foreign currency translation adjustment	51	354	3	400
Comprehensive loss	(7,482)	(11,157)	(14,477)	(23,291)

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

In August 2008, the Company’s former Belgian distributor, Duo-Med, S.A., initiated a breach of contract action against the Company in the Commercial Court of Brussels in Belgium. The complaint alleges that the Company breached its distribution agreement with Duo-Med by failing to provide proper notice when the Company terminated that agreement in May 2007 and that, as the result of problems with the Company’s products, Duo-Med was unable to sell its existing inventory. The complaint asserts damages totaling approximately €460,000. The Company believes that the allegations in this matter are without merit and intends to vigorously defend against them. The Company has not accrued any amount in its financial statements as of June 30, 2009 for this matter.

The Merger Agreement contains customary termination provisions for the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances involving competing transactions or a change in the recommendation of the Company’s Board of Directors or certain breaches of the Merger Agreement, the Company may be required to pay Parent a termination fee of approximately $2.3 million.

8.  Share-based Compensation

The fair value of the Company’s equity awards were estimated at the date of grant using the Black-Scholes option-pricing model with the following range of assumptions:

	2009	2008
Dividend yield	0%	0%
Expected volatility	61-62%	50%
Risk-free interest rate	1.64-3.24%	3.13-3.45%
Expected life (years)	5.50	7.00

Compensation expense under SFAS No. 123(R) and EITF 96-18 for the three and six months ended June 30, 2009 and 2008 was recorded in the accompanying condensed consolidated financial statements as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$14	$12	$28	$22
Research and development	55	49	111	96
Sales and marketing	119	62	224	128
General and administrative	351	335	701	654
Total share-based compensation expense	$539	$458	$1,064	$900

As of June 30, 2009, there was approximately $4.8 million of unrecognized compensation costs, net of estimated forfeitures, related to stock option grants which are expected to be recognized over a weighted average period of 1.8 years. There were no cash proceeds from option exercises during the three and six months ended June 30, 2009.

9.  Subsequent Events

On July 28, 2009, the Company entered into the Merger Agreement with Parent and Merger Sub.  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on August 10, 2009, Merger Sub commenced the Offer to purchase all of the outstanding Shares for $2.08 per Share in cash (the Offer Price).  Unless subsequently extended, the Offer will be open for twenty business days and is expected to be completed at 12:00 midnight at the end of September 4, 2009.  The Company currently expects the Merger to close by September 25, 2009, subject to the success of the Offer and other closing conditions.

Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the Merger), with the Company surviving as a wholly-owned subsidiary of Parent.  Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by Parent, Merger Sub and the Company) will be cancelled and converted into the right to receive the Offer Price in cash (without interest and subject to applicable withholding taxes). If Merger Sub holds 90% or more of the outstanding Shares immediately prior to the Merger, it may effect a “short-form” merger under the Delaware General Corporation Law, without additional approval by the Company’s stockholders. Otherwise, the Company may hold a special stockholders’ meeting to obtain stockholders’ approval of the Merger.

Subject to the terms and conditions of the Merger Agreement, the Company has granted Merger Sub an irrevocable one-time option (the Top-Up Option) to purchase an aggregate number of newly issued Shares that, when added to the number of Shares owned by Parent and Merger Sub at the time of such exercise, constitutes one Share more than 90% of the Shares then outstanding, subject to there being authorized Shares available for issuance. The Top-Up Option is exercisable only after Shares have been accepted for payment pursuant to the Offer.  Merger Sub will pay the Offer Price for each Share acquired upon exercise of the Top-Up Option.

Completion of the Offer is subject to customary conditions, including (i) that there shall have been validly tendered and not validly withdrawn prior to the expiration of the Offer, when added to the number of Shares directly or indirectly owned by Parent or Merger Sub, a majority of the Shares then outstanding (determined on a “fully diluted basis” as defined in the Merger Agreement), (ii) subject to certain exceptions, the accuracy of the representations and warranties in the Merger Agreement and (iii) the absence of any material adverse effect on the Company.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type.  Subject to certain limited exceptions in the Merger Agreement, the Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and it has agreed to certain restrictions on its ability to respond to such proposals, subject to the fulfillment of certain fiduciary requirements of the Company’s Board of Directors. The Merger Agreement also contains customary termination provisions for the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances involving competing transactions or a change in the recommendation of the Company’s Board of Directors or certain breaches of the Merger Agreement, the Company may be required to pay Parent a termination fee of approximately $2.3 million.

The Merger Agreement provides that all unexercised options issued under each of the Company’s 1999 Stock Option Plan, 2000 Stock Option Plan, 2004 Stock Incentive Plan and 2007 Equity Incentive Plan shall be cancelled immediately prior to the Merger and be of no further force or effect.  Holders of options for which the Offer Price exceeds the exercise price of such options shall be paid an amount equal to the difference between the Offer Price and the exercise price for each such option. The Company has agreed to seek to terminate its outstanding warrants prior to the closing of the Merger. Each warrant that is not terminated prior to the closing of the Merger shall become a warrant to acquire the merger consideration which the warrant holder would have been entitled to receive had such holder exercised such warrant prior to such closing.  All outstanding convertible notes shall be amended to provide such notes shall be convertible into the portion of the merger consideration receivable by a holder of that number of Shares into which the holder would have received had such holder converted such notes prior to the closing of the Merger. Following the completion of the Offer and in accordance with the terms of the notes, Merger Sub shall make an offer to purchase such notes at a price equal to the outstanding principal amount (including any applicable “termination value” (as defined in the notes) plus accrued and unpaid interest (including any “additional payment amounts” (as defined in the notes), if any).

In connection with the Offer, Parent, Merger Sub and each of the Company’s directors and executive officers entered into Tender and Voting Agreements (each, a Tender and Voting Agreement). The outstanding Shares subject to the Tender and Voting Agreements represent approximately 13% of the total outstanding Shares. Pursuant to each Tender and Voting Agreement, the applicable director or executive officer has agreed, among other things, subject to the termination of such Tender and Voting Agreement (i) to tender in the Offer (and not to withdraw) all Shares beneficially owned or subsequently acquired by them, (ii) to vote such Shares in support of the Merger in the event stockholder approval is required to consummate the Merger, (iii) to appoint Parent as his, her or its proxy to vote such shares in connection with the Merger Agreement and (iv) not to otherwise transfer any of his, her or its Shares. Each Tender and Voting Agreement will terminate upon the termination of the Merger Agreement.

The Company evaluated subsequent events through August 11, 2009, the date on which the financial statements were issued.

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

Our Merger Agreement with Covidien

On July 28, 2009, we entered into the Merger Agreement with Parent and Merger Sub.  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on August 10, 2009, Merger Sub commenced the Offer to purchase all of the outstanding Shares for $2.08 per Share in cash (the Offer Price).  Unless subsequently extended, the Offer will be open for twenty business days and is expected to be completed at 12:00 midnight at the end of September 4, 2009.  We filed with the SEC a solicitation/recommendation statement on Schedule 14D-9 on August 10, 2009.  We currently expect the Merger to close by September 25, 2009, subject to the success of the Offer and other closing conditions.

Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, and we will survive as a wholly-owned subsidiary of Parent.  Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by Parent, Merger Sub and us) will be cancelled and converted into the right to receive the Offer Price in cash (without interest and subject to applicable withholding taxes). If Merger Sub holds 90% or more of the outstanding Shares immediately prior to the Merger, it may effect a “short-form” merger under the Delaware General Corporation Law, without additional approval by our stockholders. Otherwise, we may hold a special stockholders’ meeting to obtain stockholders’ approval of the Merger.

Subject to the terms and conditions of the Merger Agreement, we have granted Merger Sub an irrevocable one-time option (the Top-Up Option) to purchase an aggregate number of newly issued Shares that, when added to the number of Shares owned by Parent and Merger Sub at the time of such exercise, constitutes one Share more than 90% of the Shares then outstanding, subject to there being authorized Shares available for issuance. The Top-Up Option is exercisable only after Shares have been accepted for payment pursuant to the Offer.  Merger Sub will pay the Offer Price for each Share acquired upon exercise of the Top-Up Option.

Completion of the Offer is subject to customary conditions, including (i) that there shall have been validly tendered and not validly withdrawn prior to the expiration of the Offer, when added to the number of Shares directly or indirectly owned by Parent or Merger Sub, a majority of the Shares then outstanding (determined on a “fully diluted basis” as defined in the Merger Agreement), (ii) subject to certain exceptions, the accuracy of the representations and warranties in the Merger Agreement and (iii) the absence of any material adverse effect on us.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type.  Subject to certain limited exceptions in the Merger Agreement, we have also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and we have agreed to certain restrictions on our ability to respond to such proposals, subject to the fulfillment of certain fiduciary requirements of our Board of Directors. The Merger Agreement also contains customary termination provisions for us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances involving competing transactions or a change in the recommendation of our Board of Directors or certain breaches of the Merger Agreement, we may be required to pay Parent a termination fee of approximately $2.3 million.

The Merger Agreement provides that all unexercised options issued under each of our 1999 Stock Option Plan, 2000 Stock Option Plan, 2004 Stock Incentive Plan and 2007 Equity Incentive Plan shall be cancelled immediately prior to the Merger and be of no further force or effect.  Holders of options for which the Offer Price exceeds the exercise price of such options shall be paid an amount equal to the difference between the Offer Price and the exercise price for each such option. We have agreed to seek to terminate our outstanding warrants prior to the closing of the Merger. Each warrant that is not terminated prior to the closing of the Merger shall become a warrant to acquire the merger consideration which the warrant holder would have been entitled to receive had such holder exercised such warrant prior to such closing.  All outstanding convertible notes shall be amended to provide such notes shall be convertible into the portion of the merger consideration receivable by a holder of that number of Shares into which the holder would have received had such holder converted such notes prior to the closing of the Merger. Following the completion of the Offer and in accordance with the terms of the notes, Merger Sub shall make an offer to purchase such notes at a price equal to the outstanding principal amount (including any applicable “termination value” (as defined in the notes) plus accrued and unpaid interest (including any “additional payment amounts” (as defined in the notes), if any).

We have made customary representations, warranties and covenants in the Merger Agreement.  Consummation of the Merger is subject to customary conditions, including success of the Offer and the absence of any law or order prohibiting the consummation of the Merger.

Our Future as a Stand-Alone Company

As of June 30, 2009, we had cash and cash equivalents of approximately $4.3 million.  In addition, as of June 30, 2009, we had total liabilities of $50.7 million, including $25.0 million of Convertible Notes due to be paid in March 2010. Our operations to date have required significant cash expenditures. We have incurred net losses in each year since our inception and have an accumulated deficit at June 30, 2009 of approximately $230.7 million.  We believe that our current cash and cash equivalents, together with our expected near-term future sales, will be sufficient to meet our anticipated cash requirements through September 25, 2009, the latest date by which the Merger is expected to close.

If we do not consummate the Merger and we remain an independent company, in order to continue our operations we will need to raise additional capital from one or a combination of approaches. We may raise additional funds through license and development agreements with corporate partners or public and private offerings of securities, including debt or equity financings. Given the recent and continued turmoil in the capital markets, there are a number of risks and uncertainties related to our attempts to complete a financing or strategic partnering arrangement that are outside our control. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. In addition, we may enter into arrangements to extend the maturity of, purchase, redeem, replace or otherwise modify the terms of the Convertible Notes, and any such arrangements may require us to expend additional cash. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements to include an explanatory paragraph regarding this contingency.

Historically, we have financed our operations and internal growth primarily through private placements of equity securities and debt and, more recently, our initial public offering. If we do not consummate the Merger and we remain an independent company, we cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities or debt, significant dilution may occur. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to obtain additional debt financing will be limited by certain covenants we have made to holders of our Convertible Notes. In addition, if we default in the payment of our obligations under our Convertible Notes, our noteholders will be entitled to exercise their rights as creditors.

If we do not consummate the Merger and we remain an independent company and are unable to raise additional funds when needed, we will need to:

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

Our Business

Our first Intelligent Surgical Instruments were introduced during the fourth quarter of 2007. We introduced the i60 linear cutter and our iDriveC hand-held power and control unit. The i60 offers precise control and powerful, consistent cutting and stapling action. The iDriveC and iDriveS power and control our suite of linear cutter, right-angle linear cutter, and circular stapler instruments. We also launched the i45 articulating 45mm linear stapler, and the i45V—an articulating linear stapler for vascular applications, in the third quarter of 2008. During the first quarter of 2009, we announced that we received FDA 510(k) marketing clearance for our patented i60R Intelligent Surgical Instrument. The i60R Intelligent Surgical Instrument is the world’s first reverse pivot linear cutter, designed to improve medical outcomes by providing surgeons with greater access to important anatomical sites that are currently difficult to reach. This unique instrument will be used to address surgical procedures performed throughout the digestive tract. During the second quarter of 2009, we received FDA 510(k) marketing clearance for our iDrive Intelligent Power Unit™, detachable Intelligent Surgical Instruments and iConsole™. A first-of-its-kind breakthrough in operating room instrumentation, the iDrive is designed to support a variety of minimally invasive procedures by offering surgeons a broad range of cutting and stapling configurations combined with increased flexibility, access and precision. The iDrive is a novel hand-held, computer-controlled power unit to which any of the company’s Intelligent Surgical Instruments can be attached. This innovation allows all of PMI’s Intelligent Surgical Instruments to be driven by a single power unit. As a result, hospitals may be able to acquire PMI’s advanced technology platform at less than half of the current cost, which may lead to significant savings for hospitals. The potential now exists for a comprehensive surgical solution that may be significantly less expensive than manual surgical stapling devices. In addition, the iDrive is reusable, easy to use, cost effective, and less wasteful, potentially leading to savings for hospitals and health networks.

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

In May 2009, we announced that we received notification from the NASDAQ Listing Qualifications Panel, or the Panel, stating that the Panel has determined to delist the Shares from The NASDAQ Capital Market, effective with the open of business on May 22, 2009. The determination followed our announcement in March 2009 that the Panel had granted our request for conditional listing, through May 20, 2009, to satisfy the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market.  The delisting was the result of our non-compliance with the minimum stockholders’ equity requirement as of May 20, 2009. Effective with the open of business on May 22, 2009, the Shares began trading on the Over-the-Counter Bulletin Board, or the OTCBB, an electronic quotation service maintained by the Financial Industry Regulatory Authority, or the FINRA.  Our trading symbol will remain PMII, however for certain quote publication websites, investors may be required to key PMII.OB to obtain quotes. The liquidity, trading market and price of our common stock may be adversely affected by our listing on the OTCBB.

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

We have made our i60, i45 and iDrive instruments available to customers at no charge under an “in service under evaluation” program. The evaluation period is typically six months and we have derived recurring revenues from sales of the reload cartridges necessary for their use. At the end of the evaluation period, customers have the option to (i) buy the equipment and continue to receive reload cartridge pricing consistent with that of the evaluation period, (ii) keep the equipment and agree to higher sales prices on the reload cartridge than was charged during the evaluation period or (iii) return the equipment with no further obligation.

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

•                  continued improvements in our supply chain and manufacturing operations to assure the quality and adequate supply of our products; and

•                  successful commercialization by Intuitive of the device being developed under the License and Development Agreement, enabling us to realize the benefits of the Supply Agreement whereby we will manufacture and be the exclusive supplier to Intuitive of staple reloads for the device.

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

Charges associated with write-offs of excess and obsolete inventory have also contributed to our high cost of sales. During the three months ended June 30, 2009 and 2008, we recorded inventory obsolescence charges of approximately $195 thousand and $200 thousand, respectively. During the six months ended June 30, 2009 and 2008, we recorded inventory obsolescence charges of approximately $374 thousand and $501 thousand, respectively.  Our product development plans sometimes include introductions of new products that overlap functionally with existing products, while offering new or improved capabilities. We anticipate that in some cases, this may lead to a reduction in demand for, or discontinuation of, an existing product. In these circumstances we must carefully manage our finished goods inventory so that we have quantities of the existing product that are sufficient to meet customer demand pending introduction of the new product, but that do not leave us holding excess or obsolete inventory when a new product supplants the existing one.

In order to facilitate market acceptance of our first generation Intelligent Surgical Instruments, in certain circumstances, we made the power consoles and certain related accessories necessary for the use of our instruments available to institutions at no charge. We included deprecation expense in cost of sales for power consoles and related accessories loaned to customers for their use at no charge. In addition, we have made our i60, i45 and iDrive products available to our customers at no cost under our “in service under evaluation” program. The cost for these instruments is amortized to cost of sales over the evaluation period, which is generally six months.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of equity securities, unsecured borrowings from our stockholders, a credit facility and, more recently, the issuance in March 2007 of our Convertible Notes in the aggregate principal amount of $25.0 million, and our initial public offering in October 2007, which generated proceeds of approximately $42.0 million. In addition, we have received $20.0 million under our agreements with Intuitive Surgical.  Our principal source of liquidity as of June 30, 2009 consisted of our cash and cash equivalents of $4.3 million and our accounts receivable balance of approximately $1.4 million.

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2009 were primarily related to cash used to fund our efforts to expand our customer base and our products’ acceptance within that customer base, to develop and introduce our next generation of Intelligent Surgical Instruments, and to further integrate our manufacturing processes, offset by $7.5 million in payments we received under our agreements with Intuitive in 2009. Had we not received these payments, our net cash used in operating activities would have been approximately $11.9 million.

Net cash provided by investing activities

Net cash provided by investing activities for the six months ended June 30, 2009 was primarily attributable to reductions in restricted cash balances as of June 30, 2009 offset by cash used for capital expenditures related to the integration of our manufacturing process and patent application costs.

Net cash used in financing activities

Net cash used in financing activities was primarily attributable to debt repayments on equipment loans during the six months ended June 30, 2009.

Liquidity and Capital Resources Outlook

As of June 30, 2009, we had cash and cash equivalents of approximately $4.3 million. In addition, as of June 30, 2009, we had total liabilities of $50.7 million, including $25.0 million of Convertible Notes due to be paid in March 2010.

Our operations to date have required significant cash expenditures. Although we significantly reduced our operating expenses through the restructuring plan we implemented in the fourth quarter of 2008, our operations continue to require significant cash expenditures, and we must raise additional capital to be able to fund them. We believe that our current cash and cash equivalents, together with our future sales will be sufficient to meet our anticipated cash requirements through September 25, 2009, the latest date by which the Merger is expected to close.

If we do not consummate the Merger and we remain an independent company, in order to continue our operations and to satisfy our obligations under the Convertible Notes, we will need to raise additional capital from one or a combination of approaches. We may raise funds through license and development agreements with corporate partners or public and private offerings of securities, including debt or equity financings. We may enter into arrangements to extend the maturity of, purchase, redeem, replace or otherwise modify the terms of the Convertible Notes, and any such arrangements may require us to expend additional cash. Given the recent and continued turmoil in the capital markets, there are a number of risks and uncertainties related to our attempts to complete a financing or strategic partnering arrangement that are outside our control. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements for the year ended December 31, 2008 to include an explanatory paragraph regarding this contingency.

Historically, we have financed our operations and internal growth primarily through private placements of equity securities and debt, through our initial public offering and more recently, through licensing arrangements with corporate partners. If we do not consummate the Merger and we remain an independent company, we cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities or debt, significant dilution may occur. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to obtain additional debt financing will be limited by certain covenants we have made to holders of our Convertible Notes. In addition, if we default in the payment of our obligations under our Convertible Notes, our noteholders will be entitled to exercise their rights as creditors.

If we do not consummate the Merger and we remain an independent company and are unable to raise additional funds when needed, we will need to:

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

We have incurred and expect to further incur significant costs related to the Merger, including investment banking fees, legal fees, and other costs necessary to complete the Merger. Many of these costs have been or will be incurred irrespective of whether or not the Merger is consummated. In addition, the Merger Agreement contains customary termination provisions for us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances involving competing transactions or a change in the recommendation of our Board of Directors or certain breaches of the Merger Agreement, we may be required to pay Parent a termination fee of approximately $2.3 million.

In May 2009, we announced that we received notification from the NASDAQ Listing Qualifications Panel, or the Panel, stating that the Panel has determined to delist the Shares from the NASDAQ Capital Market, effective with the open of business on May 22, 2009. The determination follows our announcement in March 2009 that the Panel had granted our request for conditional listing, through May 20, 2009, to satisfy the $2.5 million stockholders’ equity requirement for continued listing on the NASDAQ Capital Market.  The delisting is the result of our non-compliance with the minimum stockholders’ equity requirement as of May 20, 2009. Effective with the open of business on May 22, 2009, the Shares began trading on the OTCBB, an electronic quotation service maintained by the FINRA.  Our trading symbol will remain PMII, however for certain quote publication websites, investors may be required to key PMII.OB to obtain quotes.  The liquidity, trading market and price of our common stock may be adversely affected by our listing on the OTCBB.

If we do not consummate the Merger and are unable to raise additional funds when needed, we may have to delay or reduce the scope of or eliminate some or all of our development programs or we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair your investment.

Results of Operations

Three month periods ended June 30, 2009 and 2008

Sales.   Our sales in the three months ended June 30, 2009 increased by 5% to $2.3 million compared with $2.2 million during the corresponding period in 2008. This increase related primarily to sales growth in Japan, which accounted for 15% of sales in the three months ended June 30, 2009 compared with 7% of sales in the corresponding period in 2008. Sales of reload cartridges totaled approximately $1.2 million during the three months ended June 30, 2009 compared to approximately $0.4 million during the three months ended June 30, 2008.

Cost of sales and gross profit.   Our cost of sales in the three months ended June 30, 2009 decreased by 33%, to $2.0 million compared with $3.0 million during the corresponding period in 2008. Our cost of sales included inventory obsolescence charges of approximately $0.2 million during each of the three month periods ended June 30, 2009 and 2008, respectively.  Our gross margin was $0.2 million, or 10% of sales, in the three months ended June 30, 2009 compared to a gross margin of ($0.9 million) or (40%) of sales, during the corresponding period in 2008.  Our gross margins in 2009 improved versus 2008 due to improvements in our manufacturing process, including our Reload Automation Machine, or RAM. However, gross margins are likely to fluctuate from period to period until we are able to realize further economies of scale in our purchasing and manufacturing process through increased manufacturing capacity utilization and automation.

Research and development expenses.   Our research and development expenses in the three months ended June 30, 2009 decreased by 46% to $0.8 million, compared with $1.5 million during the corresponding period in 2008 due to our restructuring initiative that was implemented in the fourth quarter of 2008.  The restructuring initiative included headcount reductions and a redeployment of much of our available resources to our engineering and technical support obligations under the Intuitive Agreements.  Research and development costs decreased as a percentage of sales to 36% in the three months ended June 30, 2009, compared with 70% of sales during the corresponding period in 2008.

Sales and marketing expenses.   Our domestic and international sales and marketing expenses in the three months ended June 30, 2009 decreased by 41%, to $3.5 million, compared with $6.0 million during the corresponding period in 2008, and decreased as a percentage of sales to 155% of sales in the three months ended June 30, 2009, compared with 276% of sales during the corresponding period in 2008.  The decrease in dollar amount in 2009 was primarily due to a reduction in our sales force and improved efficiencies in our sales and marketing department.

General and administrative expenses.   Our general and administrative expenses in the three months ended June 30, 2009 increased by 3%, to $2.7 million, compared with $2.6 million during the corresponding period in 2008, but decreased as a percentage of sales to 120% in the three months ended June 30, 2009, compared to 121% during the corresponding period in 2008. The increase in general and administrative expenses related primarily to increased consulting costs and share-based compensation costs offset by cost reductions related to the restructuring initiative that was implemented in the fourth quarter of 2008.

Interest and other income.  Our interest and other income in the three months ended June 30, 2009 decreased by 90% to $9 thousand compared with $90 thousand during the corresponding period in 2008, due to significantly lower average cash balances and lower interest rates.

Interest expense.  Our interest expense in the three months ended June 30, 2009 and 2008 totaled approximately $0.7 million for each period and relates primarily to our Convertible Notes issued in March 2007.

Results of Operations

Six month periods ended June 30, 2009 and 2008

Sales.   Our sales in the six months ended June 30, 2009 increased by 14% to $5.0 million compared with $4.4 million during the corresponding period in 2008. This increase related primarily to sales growth in Japan, which accounted for 16% of sales in the six months ended June 30, 2009 compared with 5% of sales in the corresponding period in 2008. Sales of reload cartridges totaled approximately $2.5 million during the six months ended June 30, 2009 compared to approximately $0.9 million during the six months ended June 30, 2008.

Cost of sales and gross profit.   Our cost of sales in the six months ended June 30, 2009 decreased by 25%, to $4.2 million compared with $5.6 million during the corresponding period in 2008.  Our cost of sales included inventory obsolescence charges of approximately $0.4 million and $0.5 million during the six months ended June 30, 2009 and 2008, respectively.  Our gross margin was $0.8 million, or 16% of sales, in the six months ended June 30, 2009 compared to a gross margin of ($1.2 million) or (27%) of sales, during the corresponding period in 2008.  Our gross margins in 2009 improved versus 2008 due to improvements in our manufacturing process, including our Reload Automation Machine, or RAM.  However, gross margins are likely to fluctuate from period to period until we are able to realize further economies of scale in our purchasing and manufacturing process through increased manufacturing capacity utilization and automation.

Research and development expenses.   Our research and development expenses in the six months ended June 30, 2009 decreased by 48% to $1.6 million, compared with $3.1 million during the corresponding period in 2008 due to our restructuring initiative that was implemented in the fourth quarter of 2008.  The restructuring initiative included headcount reductions and a redeployment of much of our available resources to our engineering and technical support obligations under the Intuitive Agreements.  Research and development costs decreased as a percentage of sales to 32% in the six months ended June 30, 2009, compared with 71% of sales during the corresponding period in 2008.

Sales and marketing expenses.   Our domestic and international sales and marketing expenses in the six months ended June 30, 2009 decreased by 45%, to $7.0 million, compared with $12.8 million during the corresponding period in 2008, and decreased as a percentage of sales to 140% of sales in the six months ended June 30, 2009, compared with 291% of sales during the corresponding period in 2008.  The decrease in dollar amount in 2009 was primarily due to a reduction in our sales force and improved efficiencies in our sales and marketing department.

General and administrative expenses.   Our general and administrative expenses in the six months ended June 30, 2009 decreased by 5%, to $5.3 million, compared with $5.6 million during the corresponding period in 2008, and decreased as a percentage of sales to 107% in the six months ended June 30, 2009, compared to 129% during the corresponding period in 2008. The decrease in general and administrative expenses related primarily to the restructuring initiative that was implemented in the fourth quarter of 2008, offset by an increase consulting costs and costs related to share-based compensation.

Interest and other income.  Our interest and other income in the six months ended June 30, 2009 decreased by 81% to $53 thousand compared with $284 thousand during the corresponding period in 2008, due to significantly lower average cash balances and lower interest rates.

Interest expense.  Our interest expense in the six months ended June 30, 2009 and 2008 totaled approximately $1.4 million and $1.3 million, respectively, and relates primarily to our Convertible Notes issued in March 2007.

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

In certain cases, we offer such Intelligent Surgical Instruments at no cost in exchange for higher unit pricing on the sale of reload cartridges over a specified period of time. In these cases, we recognize revenue ratably over the period of delivery of the reload cartridges, as long as such revenue is not contingent on the delivery of the undelivered products. We have in certain cases agreed to transfer title to such systems to the customer upon the customer’s purchase of a specified number of disposable Intelligent Surgical Instruments although the customer is under no obligation to purchase the Intelligent Surgical Instruments. In these instances, we recognize revenue attributable to the complete system as the Intelligent Surgical Instruments are delivered.

We have also made our i60, i45 and iDrive instruments available to customers at no charge under an “in service under evaluation” program. The evaluation period has typically been six months and we have derived recurring revenues from sales of the reload cartridges necessary for the evaluation instruments’ use. At the end of the evaluation period, customers have the option to (i) buy the equipment and continue to receive reload cartridge pricing consistent with that of the evaluation period, (ii) keep the equipment and agree to higher sales prices on the reload cartridge than was charged during the evaluation period or (iii) return the equipment with no further obligation.

Revenue Recognition—Arrangement with Intuitive Surgical, Inc.

In September 2008, we entered into two agreements with Intuitive Surgical. The first agreement is a License and Development Agreement under which Intuitive Surgical expects to develop a surgical stapling device which will attach to its da Vinci™ Surgical Systems and will utilize our patented technology. Once developed, this attachment will enable the da Vinci™ Surgical System to cut and staple tissue in a broad array of surgical applications. The second agreement is an exclusive Reload Supply Agreement whereby we will manufacture and be the exclusive supplier to Intuitive Surgical of staple reloads for the newly developed device at agreed upon prices.

Under the terms of the Intuitive Agreements, we received an upfront license payment of $12.5 million in September 2008. We are responsible for providing, at our expense, up to an aggregate of 3,900 man hours of engineering and technical support services to Intuitive to assist Intuitive in designing and developing the new device.  In February 2009, we received a payment of $2.5 million related to the achievement of a development milestone. In May 2009, Intuitive Surgical elected to exercise its right under the License and Development Agreement to receive an irrevocable license to certain of our intellectual property in exchange for an accelerated aggregate milestone payment of $5.0 million. We received the $5.0 million payment in May 2009.  We were originally eligible to receive the $5.0 million in the form of milestone payments over the term of the License and Development Agreement if certain agreed upon development milestones were achieved.  Our receipt of this $5.0 million payment precludes us from receiving additional milestone payments related to these development milestones. Since inception of the Intuitive Agreements, we have received a total of $20.0 million in payments from Intuitive Surgical.

We have identified four deliverables within this arrangement: (i) the license to utilize our patented technology, (ii) consultative services during Intuitive Surgical’s development of the new device, (iii) a six-year supply arrangement to supply reload cartridges to Intuitive Surgical, including a minimum purchase obligation during the first 18 months subsequent to the first commercial sale of the device by Intuitive Surgical to a third party and (iv) a significant and incremental discount on the future purchases of reload cartridges. We have concluded that these deliverables should be accounted for as a single unit of accounting, with recognition of revenue for the single unit of accounting commencing upon the delivery of the final element in the arrangement (i.e., commencement of delivery of the staple reload cartridges contemplated by the Reload Supply Agreement). Accordingly, the $20.0 million we have received since September 2008 has been deferred and is reported in the consolidated financial statements as deferred revenue as of June 30, 2009.

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

Share-based compensation

Our share-based compensation is accounted for in accordance with the fair value recognition provisions of SFAS No. 123 (revised 2004) Share-Based Payments, or SFAS 123(R). In addition, we account for our share-based compensation to non-employees in accordance with EITF 96-18. We use the Black-Scholes option-pricing model to estimate the fair value our share-based awards as of the date of grant. The Black-Scholes model, by its design, is highly complex and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are generally the estimated lives of the share-based awards and the estimated volatility of our common stock price. The Black-Scholes model is sensitive to changes to these two data inputs.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This statement is effective for interim or annual reporting periods ending after June 15, 2009. During the second quarter of 2009, we adopted SFAS 165. The adoption of SFAS 165 did not have a significant impact on our consolidated financial statements or related footnotes. See Note 9 — Subsequent Events to our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which we adopted for the second quarter of 2009. FSP 107-1 requires an entity to provide the annual disclosures required by FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, in its interim financial statements.   The adoption of FSP 107-1 had no material impact on our consolidated financial statements.

We adopted SFAS No. 157, effective January 1, 2008, for financial assets and liabilities.  In addition, effective January 1, 2009, we adopted SFAS No. 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability, referred to as the exit price, in an orderly transaction between market participants at the measurement date. The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value of financial assets, we primarily use prices and other relevant information generated by market transactions involving identical or comparable assets, called the market approach. As of June 30, 2009 and December 31, 2008, the fair value of all of our financial assets was based on level one observable inputs. The implementation of SFAS No. 157 for nonfinancial assets and liabilities did not have an impact on the Company’s consolidated financial statements as of June 30, 2009. The provisions of SFAS No. 157 will be applied at such time a fair value measurement of a nonfinancial asset or liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS No. 157.

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

In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, or FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. We adopted FSP No. APB 14-1 effective January 1, 2009. The adoption of APB 14-1 did not have an impact on our consolidated financial statements as of and for the three and six months ended June 30, 2009.

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS No. 133 and/or EITF 00-19. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted EITF 07-5 effective January 1, 2009. The fair value of certain of our outstanding warrants to which this guidance applies was not material as of June 30, 2009. As such, our adoption of EITF 07-5 did not have a material impact on our consolidated financial statements as of and for the three and six months ended June 30, 2009.

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

Item 4.             Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30,2009.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were ineffective due to the material weaknesses described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, filed with the SEC on April 9, 2009, which identified the material weakness listed below that had not been fully remediated at June 30, 2009.

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

PART II:                                               OTHER INFORMATION

Item 1:   Legal Proceedings.

Product liability suit in Belgium.    In early December 2004, we were made a party to a lawsuit filed in a Belgian court on September 30, 2004 by a patient and his co-habitating female partner against the insurer for a Belgian surgeon and hospital as well as against PMI’s former Belgian distributor. The complaint alleged that the patient suffered injuries as a result of a surgery performed using one of our surgical instruments. The complaint alleged that our instrument was “deficient” and claimed estimated damages in the amount of €100,000 with “reservation for modification during the proceedings.” We have notified our insurance carrier of the lawsuit and the carrier has not disclaimed coverage. We intend to continue to contest the claim with the assistance of U.S. and Belgian counsel. We have accrued $100,000 in our consolidated financial statements as of June 30, 2009 for this matter, which represents our best estimate of the potential liability related to this claim.

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

We have not accrued any amount in our consolidated financial statements as of June 30, 2009 for these matters.

Duo-Med litigation in Belgium.    In August 2008, our former Belgian distributor, Duo-Med, S.A., initiated a breach of contract action against us in the Commercial Court of Brussels in Belgium. The complaint alleges that we breached our distribution agreement with Duo-Med by failing to provide proper notice when we terminated that agreement in May 2007 and that, as the result of problems with our products, Duo-Med was unable to sell its existing inventory. The complaint asserts damages totaling approximately €460,000. We believe that the allegations in this matter are without merit and intend to vigorously defend against them. We have not accrued any amount in our consolidated financial statements as of June 30, 2009 for this matter.

Item 1A.               Risk Factors.

Risks Related to Our Business as a Stand-Alone Company

If we are unable to consummate the Merger with Covidien, we will be required to raise additional capital. If we cannot raise such capital, we will be forced to curtail operations, consummate transactions with respect to our assets that we might not otherwise enter into, attempt to sell our company, cease operations or declare bankruptcy.

As June 30, 2009, we had cash and cash equivalents of approximately $4.3 million. In addition, as of June 30, 2009, we had total liabilities of approximately $50.7 million, including approximately $25.0 million of Convertible Notes due to be paid in March 2010.

Our operations to date have required significant cash expenditures. We have incurred net losses in each year since our inception and have an accumulated deficit at June 30, 2009 of $230.7 million. We believe that our current cash and cash equivalents, together with our expected near-term future sales, will be sufficient to meet our anticipated cash requirements through September 25, 2009, the latest date by which the Merger is expected to close.

If we do not consummate the Merger and we remain an independent company, in order to continue our operations and to satisfy our obligations under the Convertible Notes, we will need to raise additional capital from one or a combination of approaches. We may raise funds through license and development agreements with corporate partners or public and private offerings of securities, including debt or equity financings. We may enter into arrangements to extend the maturity of, purchase, redeem, replace or otherwise modify the terms of the Convertible Notes, and any such arrangements may require us to expend additional cash. Given the recent and continued turmoil in the capital markets, there are a number of risks and uncertainties related to our attempts to complete a financing or strategic partnering arrangement that are outside our control. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has modified its audit report on our consolidated financial statements for the year ended December 31, 2008 to include an explanatory paragraph regarding this contingency.

If we do not consummate the Merger, our actual capital requirements will depend on many factors, many of which are outside our control, including:

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

Historically, we have financed our operations and internal growth primarily through private placements of equity securities and debt, through our initial public offering and more recently, through licensing arrangements with corporate partners. If we do not consummate the Merger and we remain an independent company, we cannot be certain that additional public or private financing will be available in amounts acceptable to us, or at all. If we raise additional funds by issuing equity securities or debt, significant dilution may occur. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Our ability to obtain additional debt financing will be limited by certain covenants we have made to holders of our Convertible Notes. In addition, if we default in the payment of our obligations under our Convertible Notes, our noteholders will be entitled to exercise their rights as creditors.

If we do not consummate the Merger and we remain an independent company and are unable to raise additional funds when needed, we will need to:

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

As of June 30, 2009, there were approximately 2.8 million stock options and approximately 0.9 million warrants outstanding. These equity instruments represent approximately 21% of our shares outstanding at June 30, 2009. The significant dilution represented by our outstanding warrants and equity compensation awards may make it more difficult for us to raise additional capital.

We have incurred losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We are a company with a limited operating history and have sustained net losses since our inception, including a net loss of $14.5 million in the six months ended June 30, 2009 and net losses of $42.3 million and $36.8 million for the years ended December 31, 2008 and 2007, respectively. We had an accumulated deficit of $230.7 million at June 30, 2009. We expect to continue to incur significant operating losses at least through 2009. Our losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital and could cause us to take actions that could materially impair or eliminate the value of your investment in us.

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

The historical unit costs for our products, based on limited manufacturing volumes, have been very high in relation to our sales, resulting in low or negative gross margins. It will be necessary for us to achieve substantial reductions in our cost of sales as a percentage of sales in order to become profitable. The transition to in-house production or to new production processes initially had a negative effect on our manufacturing yields or costs, which adversely affected our gross margins in the first half of 2008. While we have seen improvements to our gross margins since June 2008, due to these new production processes, we may not be able to maintain such margins as new products are introduced to the market. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to perform these processes. We cannot assure you that we will be able to achieve the significant cost reductions in the manufacture of our products necessary for our business to achieve profitability.

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

Our Intelligent Surgical Instruments rely on new technology and must compete with the more established manual devices of our competitors. Conventional manual devices are widely accepted in the medical community, have a long history of use and do not require the purchase of additional, expensive capital equipment. We cannot be certain that surgeons will use our products to replace or supplement established treatments or that our products will be competitive with current or future products and technologies.

The medical industry is highly competitive. In recent years, there have been changes in technological innovation achieved in short periods of time, and it is possible that future technological change and discoveries by others could negatively impact our products. Most of our competitors enjoy competitive advantages over us, including:

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

In October 2008, we implemented a restructuring plan aimed at reducing costs, primarily through headcount reductions. As of June 30, 2009, we had approximately 122 employees globally, compared with 178 in June 2008. It is possible that our management, finance, technical and regulatory personnel, systems and facilities currently in place may not be adequate to support our expected future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our systems and procedures in each of these areas and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and growth goals.

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

During the three months ended June 30, 2009 and 2008, sales in international markets totaled 24% and 18%, respectively, of our total sales. During the six months ended June 30, 2009 and 2008, sales in international markets totaled 28% and 17%, respectively, of our total sales. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our international sales are denominated in the functional currency of the country where the product is being shipped, increases or decreases in the value of the U.S. dollar relative to foreign currencies could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

Risks Related to the Merger

The Merger is subject to closing conditions that could result in the completion of the Merger being delayed or not consummated, which could negatively impact our stock price and future business and operations.

Completion of the Merger is conditioned upon Parent and us satisfying closing conditions, including success of the Offer, all as set forth in the Merger Agreement.  The required conditions to closing may not be satisfied in a timely manner, if at all, or, if permissible, waived, and the Merger may not be consummated. Failure to consummate the Merger could negatively impact our stock price, future business and operations, and financial condition. Any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger may adversely affect our future business, growth, revenue and results of operations.

Failure to complete the Merger could negatively impact the market price of our common stock and our future business and financial results.

If the Merger is not completed for any reason, our ongoing business may be adversely affected and will be subject to a number of risks, including:

• we will be required to raise additional capital. If we cannot raise such capital, we will be forced to curtail operations, consummate transactions with respect to our assets that we might not otherwise enter into, attempt to sell our company, cease operations or declare bankruptcy

• we may be required, under some circumstances, to pay Parent a termination fee of approximately $2.3 million;

• the diversion of management’s attention, the reduction in capital spending and acquisitions, the suspension of planned hiring and other affirmative and negative covenants in the Merger Agreement restricting our business;

• failure to pursue other beneficial opportunities as a result of the focus of management on the Merger, without realizing any of the anticipated benefits of the Merger;

• the market price our common stock may decline to the extent that the current market price reflects a market assumption that the Merger will be completed;

• we may experience negative reactions to the termination of the Merger from licensors, suppliers, or other strategic partners; and

• our costs incurred related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed.

If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to pay a price equivalent to or more attractive than the price Parent has agreed to pay in the Merger.

During the pendency of the Merger, we may not be able to enter into certain business combinations with other parties because of restrictions in the Merger Agreement.

Covenants in the Merger Agreement impede our ability to make certain acquisitions or complete other transactions that are not, among other things, in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains ‘‘no shop’’ provisions that, subject to limited exceptions, preclude us, whether directly or indirectly through our subsidiaries, officers, directors, agents or other representatives, from soliciting, initiating, knowingly facilitating, encouraging or inducing, any inquiry with respect to, or the making, submission or announcement of, any acquisition proposal, participating in any discussions or negotiations, or furnishing any nonpublic information with respect to any acquisition proposal, or taking any other action to facilitate any inquiries or proposal that would be reasonably expected to result in an acquisition proposal, approving, endorsing or recommending any acquisition proposal, or entering into any agreement contemplating or otherwise relating to any acquisition proposal. Under certain circumstances, the Merger Agreement also provides that we will be required to pay a termination fee of approximately $2.3 million to Parent upon termination of the Merger Agreement. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing an acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

Risks Related to Ownership of Our Common Stock

We expect that the price of our common stock will fluctuate substantially based on a number of factors, many of which are beyond our control.

Until our initial public offering in October 2007, there was no public market for shares of our common stock. Since our initial public offering, the closing market price of our common stock has ranged from $0.22 at its low point in December 2008 to $14.40 at its high point in February 2008. The closing market price of our common stock during the six months ended June 30, 2009 ranged from $0.24 at its low point in January 2009 to $1.00 at its high point in May 2009. The market price for our common stock is likely to continue to fluctuate as a result of a number of factors, including:

•                  whether the Merger is consummated;

•                  if the Merger is not consummated, developments relating to our efforts to obtain additional financing to fund our operations or our issuance of additional debt or equity securities;

•                  if the Merger is not consummated, and we are unable to obtain such additional financing or issue such debt or equity securities, our consequent need to:

-                    delay, scale-back or eliminate some or all of our research and product development programs;

-                    license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

-                    attempt to sell our company;

-                    cease operations; or

-                    declare bankruptcy;

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

Our executive officers, directors and stockholders holding 5% or more of our outstanding common stock beneficially own or control approximately 33% of the outstanding shares of our common stock, assuming no exercise of outstanding options and warrants or conversion of our Convertible Notes. Accordingly, these executive officers, directors and principal stockholders, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including consummation of the Merger, the election of directors, any other merger or consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of our company, even if such a change of control would benefit our other stockholders. This significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

To address the FDA’s inspectional observations made during on-site inspections of the Langhorne, Pennsylvania facility, we have improved our complaint handling and medical device reporting procedures to ensure our compliance with the FDA’s quality system regulations and our related controls and internal audit functions. In 2008 we engaged an independent consultant to audit our compliance with certain aspects of the FDA’s quality system regulations. While certain improvements were noted, further improvements are necessary in our corrective action and preventative action processes. We also have engaged a third-party to supervise our MDR decision making process, which will continue until the FDA clears the Warning letter it issued to us in October 2008.

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

None.

Item 3.                                        Defaults Upon Senior Securities.

None.

Item 4.                                        Submission of Matters to a Vote of Security Holders.

The stockholders of the Company adopted the following proposals at the Company’s Annual Meeting of Stockholders held on June 10, 2009 in Lambertville, NJ:

	For	Withhold
1. To elect two member to the Board of Directors to serve for three-year terms as Class II directors:
James R. Locher III	11,240,236	139,757
Lon E. Otremba	11,313,007	66,986

	For	Against	Abstain
2. To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:	11,028,356	342,512	9,125

The Board of Directors of the Company withdrew the proposals in the proxy statement dated May 11, 2009 that related to (i) approval of an amendment to each of the Company’s 2000 Stock Option Plan, 2004 Stock Incentive Plan and 2007 Equity Incentive Plan, as amended, to allow for a one-time option exchange program for eligible employees and (ii) approval of a one-time option exchange program for eligible employees.

Item 5.                                        Other Information.

None.

Item 6.                                        Exhibits.

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

POWER MEDICAL INTERVENTIONS, INC.

August 11, 2009	By:	/s/ Michael P. Whitman
Michael P. Whitman
President and Chief Executive Officer

August 11, 2009	By:	/s/ Brian M. Posner
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